Form 10QSB
period 1999-06-30
ALFORD REFRIGERATED WAREHOUSES INC
filed 1999-08-10
CIK 1078006

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)

  [X]    QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE
         SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTER ENDED JUNE 30, 1999
                                       OR

  [ ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
         SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM . . . .. TO . . . .. . . . . . . . . . . . .

FOR THE QUARTER ENDED JUNE 30, 1999             COMMISSION FILE NUMBER 000-25351


                      ALFORD REFRIGERATED WAREHOUSES, INC.
               (EXACT NAME OF REGISTRANT AS SPECIFIED IN CHARTER)


              TEXAS                                      75-2695621
(STATE OR OTHER JURISDICTION OF                       (I.R.S. EMPLOYER
 INCORPORATION OR ORGANIZATION)                      IDENTIFICATION NO.)

     318 CADIZ STREET, DALLAS, TEXAS                       75207
(ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)                (ZIP CODE)


       REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: (214) 426-5151



         Check whether the issuer (1) filed all reports  required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for the shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ ] No [X]

         State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practical date:

                                                        SHARES OUTSTANDING AS OF
                                                            AUGUST 9, 1999
                                                               7,540,715
                                 TITLE OF CLASS
$0.01 Par Value Common Stock
Transitional Small Business Disclosure Format (check one):  Yes [ ]    No  [X]
                                                               ----  -----
================================================================================


                                      INDEX


Part I: Financial Information

Item 1: Financial Statements (Unaudited)

                           Consolidated Balance Sheet:
                             Six Months Ended June 30, 1999 and 1998..............................................3

                           Consolidated Statement of Operations:
                             Six Months Ended June 30, 1999 and 1998..............................................4

                           Consolidated Statement of Operations:
                             Three Months Ended June 30, 1999 and 1998............................................5

                           Consolidated Statement of Stockholders' Equity:
                             Six Months Ended June 30, 1999 and 1998..............................................6

                           Consolidated Statements of Cash Flows:
                             Six Months Ended June 30, 1999 and 1998 .............................................7

                           Notes to Consolidated Financial Statements ............................................8


Item 2: Management's Discussion and Analysis of Financial Condition and Results of Operations ....................9




Alford Refrigerated Warehouses, Inc.
Consolidated Balance Sheets                         (unaudited)


SIX MONTHS ENDED JUNE 30,                                                            1999                    1998
----------------------------------------------------------------------------- -----------------      ------------------
ASSETS
CURRENT
     Cash and cash equivalents                                                         $57,441                $425,074
     Accounts receivable                                                             2,623,021               1,759,112
     Prepaid expenses                                                                  450,095                 326,591
     Income tax receivable                                                              12,500                  75,000
     Escrows                                                                           308,131                 277,139
                                                                                       -------                 -------
Total current assets                                                                 3,451,188               2,862,916
                                                                                     =========               =========

PROPERTY, PLANT AND EQUIPMENT, NET                                                  21,671,267              18,390,634
DUE FROM AFFILIATE                                                                   3,119,951               1,858,702
DEFERRED TAX ASSET, NET                                                                 54,050                 368,172
OTHER ASSETS                                                                           682,292                 260,153
DEPOSITS                                                                               193,051                 252,044
                                                                                       -------                 -------
Total assets                                                                       $29,171,799             $23,992,621
                                                                                   ===========             ===========

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT
     Accounts payable                                                               $1,010,413                $647,169
     Property taxes payable                                                            445,847                 414,034
     Accrued charges                                                                   600,558                 682,081
     Notes payable                                                                     180,732                 189,929
     Current maturities of long-term debt                                              910,269                 860,459
                                                                                       -------                 -------
Total current liabilities                                                            3,147,819               2,793,672
                                                                                     =========               =========

DEFERRED REVENUE                                                                       209,557                 215,325
LONG-TERM DEBT, LESS CURRENT MATURITIES                                             17,713,217              14,666,733
LINE OF CREDIT                                                                       1,315,828               1,319,552
                                                                                     ---------               ---------
Total liabilities                                                                   22,386,421              18,995,282
                                                                                    ==========              ==========

STOCKHOLDERS' EQUITY
     Preferred stock, par value $0.01 per share;
       5,000,000 shares authorized; none issued                                              -                       -
     Common stock, par value $0.01 per share;
       50,000,000 shares authorized; issued 7,540,715
       in 1999 and 6,552,087 in 1998                                                    75,407                  65,521
     Additional paid-in capital                                                      6,056,995               5,026,881
     Retained earnings (deficit)                                                       652,976                 (95,063)
                                                                                       -------                 --------
Total stockholders' equity                                                           6,785,378               4,997,339
                                                                                     ---------               ---------
Total liabilities and stockholders' equity                                         $29,171,799             $23,992,621
                                                                                   ===========             ===========



ALFORD REFRIGERATED WAREHOUSES, INC.
CONSOLIDATED STATEMENT OF OPERATIONS                (unaudited)


SIX MONTHS ENDED JUNE 30,                                                            1999                    1998
-------------------------------------------------------------------------------- -------------           -------------
WAREHOUSE REVENUES                                                                  $7,314,041              $8,505,386
OPERATING COSTS                                                                      4,793,305               5,554,444
                                                                                    ----------              ----------
DIRECT PROFIT CONTRIBUTION                                                           2,520,736               2,950,942
                                                                                    ----------              ----------
GENERAL AND ADMINISTRATIVE EXPENSES                                                    451,651                 492,706
DEPRECIATION, RENT AND INTEREST EXPENSES:
     Depreciation                                                                      406,742                 401,541
     Rent                                                                              404,516                 755,606
     Interest                                                                          733,105                 706,853
                                                                                       -------                 -------
Total Depreciation, Rent and Interest Expense                                        1,544,363               1,864,000
                                                                                     =========               =========
INCOME BEFORE INCOME TAXES                                                             524,722                 594,236
INCOME TAX EXPENSE                                                                     178,405                 182,682
                                                                                       -------                 -------
NET INCOME                                                                            $346,317                $411,554
                                                                                      ========                ========
BASIC EARNINGS PER SHARE -
     Net Income                                                                          $0.05                   $0.06
                                                                                         =====                   =====
WEIGHTED AVERAGE -
     Common shares used in computing earnings per share                              7,098,229               6,552,087
                                                                                     =========               =========


                                       4


ALFORD REFRIGERATED WAREHOUSES, INC.
CONSOLIDATED STATEMENT OF OPERATIONS                (unaudited)



THREE MONTHS ENDED JUNE 30,                                                          1999                    1998
-----------------------------------------------------------------------     ------------------      ------------------
WAREHOUSE REVENUES                                                                  $3,725,339              $4,433,006
OPERATING COSTS                                                                      2,295,895               2,842,166
                                                                                     ---------               ---------
DIRECT PROFIT CONTRIBUTION                                                           1,429,444               1,590,840
                                                                                     ---------               ---------
GENERAL AND ADMINISTRATIVE EXPENSES                                                    189,618                 271,620
DEPRECIATION, RENT AND INTEREST EXPENSES:
     Depreciation                                                                      205,985                 218,990
     Rent                                                                              187,016                 380,028
     Interest                                                                          376,568                 381,520
                                                                                       -------                 -------
Total Depreciation, Rent and Interest Expense                                          769,569                 980,538
                                                                                       =======                 =======
INCOME BEFORE INCOME TAXES                                                             470,257                 338,682
INCOME TAX EXPENSE                                                                     161,739                 104,118
                                                                                       -------                 -------
NET INCOME                                                                            $308,518                $234,564
                                                                                      ========                ========
BASIC EARNINGS PER SHARE -
     Net Income                                                                          $0.04                   $0.04
                                                                                         =====                   =====
WEIGHTED AVERAGE -
     Common shares used in computing earnings per share                              7,098,229               6,552,087
                                                                                     =========               =========



ALFORD REFRIGERATED WAREHOUSES, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS'
EQUITY                                              (unaudited)


                                              COMMON STOCK
                                        -----------------------------      ADDITIONAL          RETAINED
                                                                             PAID-IN           EARNINGS        STOCKHOLDERS'
                                            SHARES           AMOUNT          CAPITAL           (DEFICIT)          EQUITY
                                        ------------      -----------      -----------        ----------       -------------
BALANCE, JANUARY 1, 1998                  6,552,087           $65,521       $5,026,881        ($506,617)        $4,585,785
     Net income                                   -                 -                -          411,554            411,554
                                          ---------           -------       ----------         ---------        ----------
BALANCE, JUNE 30, 1998                    6,552,087           $65,521       $5,026,881         ($95,063)        $4,997,339
                                          =========           =======       ==========         =========        ==========

BALANCE, JANUARY 1, 1999                  7,000,715           $70,007       $5,032,395         $306,659         $5,409,061
     Net income                             540,000             5,400        1,024,600          346,317          1,376,317
                                          ---------           -------       ----------         --------          ---------
BALANCE, JUNE 30, 1999                    7,540,715           $75,407       $6,056,995         $652,976         $6,785,378
                                          =========           =======       ==========         ========         ==========




ALFORD REFRIGERATED WAREHOUSES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS               (unaudited)


SIX MONTHS ENDED JUNE 30,                                                            1999                    1998
-----------------------------------------------------------------------         --------------            ------------
OPERATING ACTIVITIES:
     Net income                                                                        346,317                 411,554
     Adjustments to reconcile net income to net cash
       provided by (used in) operating activities:
         Depreciation expense                                                          406,742                 401,541
         Deferred income taxes                                                         167,911                 211,789
         Changes in operating assets and liabilities:
           Accounts receivable                                                         355,218                  60,684
           Prepaid expenses                                                               (780)                235,988
           Deposits and escrows                                                        194,530                 124,440
           Income tax receivable                                                        (6,500)                 58,629
           Other assets                                                               (228,114)                222,204
           Accounts payable                                                            454,922                 207,746
           Property taxes payable                                                     (220,900)                 41,991
           Accrued charges                                                            (124,113)                (80,272)
           Notes payable                                                              (136,306)               (303,569)
           Deferred revenue                                                            (14,751)                 57,213
                                                                                     ----------              ---------
Net cash provided by operating activities                                            1,194,176               1,649,938
                                                                                     ==========              =========

INVESTING ACTIVITIES:
     Capital expenditures                                                             (320,330)             (1,346,488)
     Funds invested - short term                                                      (400,000)                      0
                                                                                      ---------             -----------
Net cash used in Investing activities                                                 (720,330)             (1,346,488)
                                                                                      =========             ===========

FINANCING ACTIVITIES:
     Sale of shares                                                                     60,000                       0
     Due from affiliate                                                               (906,872)               (583,664)
     Funds borrowed                                                                  1,866,451                 591,387
     Principal payments on debt                                                     (1,545,501)               (332,663)
                                                                                    -----------               ---------
Net cash used in financing activities                                                 (525,922)               (324,940)
                                                                                    -----------               ---------

Net decrease in cash and cash equivalents                                              (52,076)                (21,490)
Cash and cash equivalents, beginning of period                                         109,517                 446,564
                                                                                       -------                 -------
Cash and cash equivalents, end of period                                                57,441                 425,074
                                                                                       =======                 =======


                      Alford Refrigerated Warehouses, Inc.

                   Notes to Consolidated Financial Statements
                                   (unaudited)


1. The accompanying consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial  information.  Accordingly,  they  do  not  contain  all  of  the information and footnotes required by generally accepted accounting principles for year end financial statements. It is the opinion of management that all adjustments and eliminations necessary for a fair presentation of financial position as at June 30, 1999 and the results of operations for the period then ended have been included. The results of operations for any interim period are not necessarily indicative of results for the full year. These consolidated financial statements should be read in conjunction with the financial statements and accompanying notes, for the year ended December 31, 1998, contained in the Company's Form 10-SB as filed with the Securities and Exchange Commission.

MANAGEMENT'S DISCUSSION AND ANALYSIS

     With the exception of historical information, the matters discussed in this report are "forward looking statements" as that term is defined in Section 21E of the Securities Exchange Act of 1934. The Company cautions the reader that actual results could differ materially from those expected by the Company depending on the outcome of certain factors, including, without limitation, adverse changes in the market for the Company's services. Readers are cautioned not to place undue reliance on any forward-looking statement. All forward-looking statements speak only as of the date of this filing. The Company does not have any obligations to update or otherwise make any revisions to these statements to reflect events or circumstances after the date of this filing, including, without limitation, changes in the Company's business strategy or planned capital expenditures, or to reflect the occurrence of unanticipated events.

     Unless otherwise noted, all dollar amounts are rounded to the nearest dollar. Reference to 1998 and 1999 are to the six months ended June 30 of each year.

RESULTS OF OPERATIONS

     The Company currently operates four facilities in the state of Texas. Included in the revenues and expenses of the six months ended June 30, 1998 are the results of a fifth facility located in Houston which was discontinued in November of 1998 due to the termination of the lease on the facility by the landlord.


SIX MONTHS ENDED JUNE 30, 1999, COMPARED TO SIX MONTHS ENDED JUNE 30, 1998:

Revenues
     The Company recorded a net income of $346,317, or $.05 per share for 1999, as compared to a net income of $411,554, or $.06 per share for 1998.

     Total revenues for 1999 were $7,314,041, a decrease of $1,191,345, or 14.0%, compared to revenues of $8,505,386 for 1998. This decrease in revenues is due primarily to having discontinued the operation in Houston in 1998.

Operating Costs
     Operating costs decreased by $761,139, or 13.7% from 1998 to 1999, due primarily to the decrease in costs associated with the Houston facility of $663,395. This overall decrease is generally made up of the net of the following increases and decreases:

          - Wages and benefits decreased by $62,133, however the decrease of $349,995 from the discontinued operation in Houston was offset by an increase in wages at the Dallas facility and an overall increase in the cost of health and workers' compensation insurance premiums.

          - Utilities decreased by $166,039, or 13.8% primarily due to the decrease of $146,809 from the discontinued operation in Houston.

          - Insurance decreased by $16,385, or 10.9% primarily due to the favorable renewal of insurance premiums.

          - The remaining decrease in operating costs was due to a multitude of smaller decreases which on an individual basis are not material.

General and Administrative Expenses
     General and administrative expenses decreased by $41,055, or 8.3%. This decrease was primarily due discontinued operation in Houston.

Depreciation, Amortization, Rent and Interest
     Depreciation expense increased in 1999 to $406,742 from $401,541 in 1998. Although not a significant increase, this increase is due primarily to the effect of assets acquired in the last three quarters of 1998. Rent expense decreased by $351,090, or 46.5% from 1998 to 1999. This decrease was primarily due to the termination of the lease on the facility in Houston. Interest expense was $733,105 in 1999, as compared to $706,853 in 1998. The increase of $26,252, or 3.7% is attributed to an increase in the interest on the mortgage in La Porte of $43,996, since the facility was purchased in February 1998, offset by decreased interest paid on the Company's other financed obligations which have been reduced by principal repayments.

Income Tax Expense or Benefit
     Income tax expense includes the current federal tax expense and the effect of deferred taxes related primarily to the difference between book and tax depreciation on property, plant and equipment. For the six months ended June 30, 1999 and June 30, 1998, the Company recorded income tax expense of $178,405 and $182,682, respectively. The change from 1998 to 1999 is due primarily to decrease in income before income taxes.

     The Company establishes valuation allowances when necessary, in accordance with the provisions of SFAS 109, "Accounting for Income Taxes", to reduce deferred tax assets to the amount expected to be realized. Based upon future income projections, the Company expects to realize the net asset.


LIQUIDITY AND CAPITAL RESOURCES:

     At June 30, 1999, the Company's working capital ratio was 1.1 to 1 compared to 1.0 to 1 at June 30, 1998. The Company had working capital of $303,369 at June 30, 1999, as compared to working capital of $69,244 at June 30, 1998. The increase in the Company's working capital ratio and working capital is primarily due to increases in accounts receivable of $863,909, offset by decreases in cash and cash equivalents of $367,633 and increases in accounts payable of $363,244.

     Net cash provided by operating activities for 1999 totaled $1,194,176 as compared to $1,649,938 for the six months ended 1998. The decrease in net cash provided by operating activities is comprised of the following factors: net income was $346,317 in 1999 as compared to $411,554 in 1998; deferred tax expense was $167,911 in 1999 as compared to $211,789 in 1998; accounts receivable decreased $355,218 in 1999 as compared to $60,684 in 1998, whereas prepaid expenses increased only $780 in 1999 as compared to a decrease of $235,988 in 1998; deposits and escrows decreased $194,530 in 1999 as compared to a decrease of $124,440 in 1998; and accounts payable increased $454,922 in 1999 as compared to $207,746 in 1998. These decreases were partially offset by a decrease in property taxes payable of $220,900 in 1999 as compared to an increase of $41,991 in 1998; accrued charges decreased $124,113 in 1999 as compared to a decrease of $80,272 in 1998; and a decrease in notes payable of $136,306 in 1999 as compared to a decrease of $303,569 in 1998.

     Capital expenditures for 1999 were $320,330, compared to $1,346,488 for 1998. The capital expenditures for 1998 included the cash paid on the purchase of the La Porte facility. In 1999 the Company invested $400,000 on a short term basis.

     The Company has a line of credit which provides up to $2,500,000, of which the company had borrowed $1,050,000 at June 30, 1999. The borrowing base on the line of credit fluctuates based on reports submitted by the Company to the lender on an a monthly basis. The availability at June 30, 1999 was approximately $66,000. The line of credit expires on May 1, 2000.

     Net cash used in financing activities for 1999 totaled $525,922 as compared to net cash used in financing activities of $324,940 in 1998. The Company paid $233,549 on the line of credit in 1999 as compared to receiving $591,387 in advances in 1998. The Company refinanced some of its equipment with Bank One Leasing Corporation and used the proceeds to repay a line of credit and term loan. The cash used to make these payments and principal payments on the company's other long term debt was $1,545,501 in 1999 as compared to principal payments on long term debt of $332,663 in 1998. The Company made advances to an affiliate of $906,872 in 1999 as compared to $583,387 in 1998.

     The Company filed a Form SB-2 registration statement to register 3,900,000 shares of the Company's common stock. Of the total shares registered, 1,000,000 shares were to be offered for sale by the Company on a best efforts basis at a price of $4.50 per share, 2,500,000 shares were shares owned by Castor Capital Corporation, the majority shareholder, and remaining 400,000 shares were those issued in connection with the purchase of the Fort Worth facility. The Company had sold a total of 140,000 shares as of June 30, 1999. Castor Capital Corporation had sold a total of 140,000 shares as of June 30, 1999. Castor held 85.0% of the Company's outstanding common stock as of June 30, 1999. Subsequent to the end of the quarter Castor sold a total of 442,000 shares thereby reducing its ownership to 79.2% of the Company's outstanding common stock.

     During 1998, the Company's parent assumed $2,600,000 of the notes payable of $12,539,223 as of December 31, 1997, as settlement of a portion of the notes payable due to the Company. The Company has guaranteed this obligation which totaled $2,350,000 at December 31, 1998. The balance of this obligation at June 30 ,1999 is $2,225,000. The Company believes that the collateral pledged by its parent is adequate to cover the debt in case of a default and has not recorded a liability in the financial statements related to this guarantee.

     The company believes that cash flow will be adequate to fund the Company's capital requirements.

     The Company purchased the Fort Worth facility, which the Company had leased since January 1997, for $3,000,000. The Company closed this transaction on May 21, 1999. Financing for this transaction was provided by a first mortgage on the property of $2,100,000 in favor of Bank One, Texas, N.A. and 400,000 shares of the Company's common stock. Additional collateral was provided to the vendor in the form of a second lien on the property and a $500,000 note.

     The Company has executed an "Exclusive Option Contract" for the purchase of the Richardson facility for $6,000,000. The option period will expire on February 22, 2000, however the company expects to execute the option and complete the purchase in the third quarter of 1999.

YEAR 2000:

     The Company, like many companies, faces the "Year 2000" issue. This is a result of computer programs being written using two digits rather than four to define the applicable year. Any of the Company's programs that have time-sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in system failures or miscalculations causing disruptions of operations, including, among other things a temporary inability to process transactions or engage in similar normal business activities. The Company recognizes that it must take action to ensure that its operations will not be adversely impacted by Year 2000 software failures.

     The Company has conducted a comprehensive review of its computer systems to identify the impact of the "Year 2000" issue. The company has developed a plan to address the problem and is currently implementing the changes identified in the plan. During 1998 the Company replaced one of its computer processors to handle the Year 2000 compliant software. The software used by the Company is provided by a third party who has assured the company that its latest version is Year 2000 compliant. The fees associated with the licensing of the latest version were paid in 1996. Implementation of the software is expected late in the third quarter of 1999. The remaining costs associated with the implementation are not expected to have a material effect on the Company or its results of operations. The total cost associated with the remediation plan is currently estimated to be less than $180,000, most of which was incurred in 1996 and 1998.

     The Company has maintained correspondence with many of the Company's significant customers and suppliers. To date, the Company is not aware of any third party customer or supplier with a "Year 2000" issue that would materially impact the Company's results of operations, liquidity or capital resources. However, the Company has no means of ensuring that all third parties will be "Year 2000" ready.

     The Company has reviewed its non-information technology and systems that may include embedded chips for Year 2000 compliance. The Company's assessments indicate that due to the nature of the Company's operations, these technology systems do not represent an area of material risk relative to Year 2000 readiness.


FLUCTUATIONS IN OPERATING RESULTS; SEASONALITY:

     Generally sales volumes are lowest at the beginning of the fiscal year and grow steadily to a peak in the fourth quarter.


ENVIRONMENTAL MATTERS:

     The Company is not aware of any environmental liability relating to its facilities or operations that would have a material adverse effect on the Company, its business, assets or results of operations.

INFLATION:

     Inflation has not historically had a material effect on the Company's operations, and is not expected to have a material impact on the Company in the future.

ACCOUNTING MATTERS:

     In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities". This statement standardized the accounting for derivative instruments, including certain derivative instruments embedded in other contracts, by requiring that an entity recognize those items as assets or liabilities in the statement of financial position and measure them at fair value. The statement generally provides for matching the timing of gain or loss recognition on the hedging instrument with the recognition of (a) the changes in fair value of hedged asset or liabilities that are attributable to the hedged risk or (b) the earnings effect of the hedged forecasted transaction. The statement is effective for all fiscal quarters for all fiscal years beginning after June 15, 1999, with early application encouraged, and shall not be applied retroactively to financial statements of prior periods. Adoption of SFAS No. 133 is expected to have no effect on the Company's financial statements.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the issuer has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                ALFORD REFRIGERATED WAREHOUSES, INC.




                                By:  /s/ James C. Williams
                                     -------------------------------------------
                                     James C. Williams, Vice President, Chief
                                     Financial Officer, Secretary, Treasurer and
                                     Director



August 10, 1999