Form 10QSB
period 1999-09-30
ALFORD REFRIGERATED WAREHOUSES INC
filed 1999-11-19
CIK 1078006

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)
  [X]    QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE
         SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTER ENDED SEPTEMBER 30, 1999
                                                          OR

  [ ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
         SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM . .. . . . . . . . . TO . . . . . . . . . . . . .


FOR THE QUARTER ENDED SEPTEMBER 30, 1999        COMMISSION FILE NUMBER 000-25351


                      ALFORD REFRIGERATED WAREHOUSES, INC.
               (EXACT NAME OF REGISTRANT AS SPECIFIED IN CHARTER)

             TEXAS                                               75-2695621
(STATE OR OTHER JURISDICTION OF                               (I.R.S. EMPLOYER)
 INCORPORATION OR ORGANIZATION)                              IDENTIFICATION NO.)

   318 CADIZ STREET, DALLAS, TEXAS                                 75207
(ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)                         (ZIP CODE)


       REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: (214) 426-5151



         Check whether the issuer (1) filed all reports  required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for the shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X]
No [ ]

         State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practical date:

                                                        SHARES OUTSTANDING AS OF
  TITLE OF CLASS                                            SEPTEMBER 30, 1999
  --------------                                        ------------------------

$0.01 Par Value Common Stock                                    7,540,715

Transitional Small Business Disclosure Format (check one):  Yes       No  X
                                                                 ---     ---

================================================================================

                                      INDEX

Part I: Financial Information

Item1:   Financial Statements (Unaudited)

         Consolidated Balance Sheet:
           Nine Months Ended September 30, 1999 and 1998..........................................................3

         Consolidated Statement of Operations:
           Nine Months Ended September 30, 1999 and 1998..........................................................4

         Consolidated Statement of Operations:
           Three Months Ended September 30, 1999 and 1998.........................................................5

         Consolidated Statement of Stockholders' Equity:
           Nine Months Ended September 30, 1999 and 1998..........................................................6

         Consolidated Statements of Cash Flows:
           Nine Months Ended September 30, 1999 and 1998 .........................................................7

         Notes to Consolidated Financial Statements ..............................................................8


Item 2: Management's Discussion and Analysis of Financial Condition and Results of Operations ....................9



ALFORD REFRIGERATED WAREHOUSES, INC.
Consolidated Balance Sheets                                            (unaudited)


NINE MONTHS ENDED SEPTEMBER 30                                                             1999                  1998
------------------------------                                                             ----                  ----
Assets
Current
   Cash and cash equivalents                                                          $   162,850         $     111,08l
   Accounts receivable                                                                  2,523,610             1,991,042
   Prepaid expenses                                                                       499,274               403,290
   Income tax receivable                                                                   12,500                 6,000
   Escrows                                                                                372,343               404,603
-----------------------------------------------------------------------------------------------------------------------
Total Current Assets                                                                  $ 3,570,577            $2,916,016
=======================================================================================================================
Property, plant & equipment, net                                                      $21,577,593         $  18,587,336
Due from affiliate                                                                      3,678,132             2,035,372
Deferred tax asset, net                                                                 (104,594)               284,833
Other assets                                                                              751,177               353,489
Deposits                                                                                  167,272               274,883
-----------------------------------------------------------------------------------------------------------------------
Total Assets                                                                          $29,640,157         $  24,451,929
=======================================================================================================================
Liabilities & Stockholders' Equity
Current
   Accounts payable                                                                   $ 1,025,267         $     417,243
   Property taxes payable                                                                 529,767               568,534
   Accrued charges                                                                        725,594               647,450
   Notes payable                                                                          271,016               338,872
   Current maturities of long-term debt                                                 1,017,871               898,257
-----------------------------------------------------------------------------------------------------------------------
Total Current Liabilities                                                             $ 3,569,515         $   2,870,356
-----------------------------------------------------------------------------------------------------------------------
Deferred revenue                                                                      $   211,251         $     221,144
Long-term debt, less current maturities                                                17,449,733            14,604,711
Line of Credit                                                                          1,297,076             1,529,400
-----------------------------------------------------------------------------------------------------------------------
Total Liabilities                                                                     $22,527,575         $  19,225,611
=======================================================================================================================
Stockholders' Equity
   Preferred stock, par value $0.01 per share; 5,000,000 shares authorized; none issued Common stock, par value $0.01 per share; 50,000,000 shares
   authorized; issued 7,540,715 in 1999 and 6,552,087 in 1998                         $    75,407         $      65,521
   Additional paid-in capital                                                           6,056,995             5,026,881
   Retained earnings                                                                      980,180               133,916
-----------------------------------------------------------------------------------------------------------------------
Total Stockholders' Equity                                                            $ 7,112,582         $   5,226,318
-----------------------------------------------------------------------------------------------------------------------
Total Liabilities & Stockholders' Equity                                              $29,640,157         $  24,451,929
=======================================================================================================================



ALFORD REFRIGERATED WAREHOUSES, INC.
Consolidated Statements of Operations                                  (unaudited)


NINE MONTHS ENDED SEPTEMBER 30,                                                             1999               1998
-------------------------------                                                             ----               ----
Warehouse revenues                                                                      $11,641,032        $13,089,171
Operating Costs                                                                           7,482,625          8,602,983
----------------------------------------------------------------------------------------------------------------------
Direct Profit Contribution                                                                4,158,407          4,486,188
======================================================================================================================
General & Administrative Expenses                                                           724,012            695,144
Depreciation, Rent & Interest Expenses:
   Depreciation                                                                             645,666            620,531
   Rent                                                                                     630,356          1,156,128
   Interest                                                                               1,137,887          1,089,528
----------------------------------------------------------------------------------------------------------------------
Total Depreciation, Rent & Interest Expense                                             $ 2,413,909        $ 2,866,187
======================================================================================================================
Income Before Income Taxes                                                              $ 1,020,486        $   924,857
Income Tax Expense                                                                          346,965            284,323
----------------------------------------------------------------------------------------------------------------------
Net Income                                                                              $   673,521        $   640,534
======================================================================================================================
Basic Earnings Per Share
   Net Income                                                                           $      0.09        $      0.10
======================================================================================================================
Weighted Average
   Common shares used in computing earnings per share                                   $ 7,247,344        $ 6,552,087
======================================================================================================================



ALFORD REFRIGERATED WAREHOUSES, INC.
Consolidated Statements of Operations                                  (unaudited)


THREE MONTHS ENDED SEPTEMBER 30                                                             1999               1998
-------------------------------                                                             ----               ----
Warehouse Revenues                                                                      $ 4,326,991        $ 4,583,785
Operating Costs                                                                           2,689,320          3,048,539
----------------------------------------------------------------------------------------------------------------------
Direct Profit Contribution                                                                1,637,671          1,535,246
======================================================================================================================
General & Administrative Expenses                                                           272,361            202,438
Depreciation, Rent & Interest Expenses:
Depreciation                                                                                238,924            218,990
   Rent                                                                                     225,840            400,522
   Interest                                                                                 404,782            382,675
----------------------------------------------------------------------------------------------------------------------
Total Depreciation, Rent & Interest Expense                                             $   869,546        $ 1,002,187
======================================================================================================================
Income Before Income Taxes                                                              $   495,764        $   330,621
Income Tax Expense                                                                          168,560            101,641
----------------------------------------------------------------------------------------------------------------------
Net Income                                                                              $   327,204        $   228,980
======================================================================================================================
Basic Earnings Per Share                                                                $      0.05        $      0.03
   Net Income
======================================================================================================================
Weighted Average
   Common shares used in computing earnings per share                                   $ 7,247,344        $ 6,552,087
======================================================================================================================





ALFORD REFRIGERATED WAREHOUSES, INC.
Consolidated Statements of Stockholders' Equity                        (unaudited)


                                                                               ADDITIONAL       RETAINED
                                                                               ----------       --------
                                                        COMMON STOCK            PAID-IN         EARNINGS          STOCKHOLDERS'
                                                        ------------            -------         --------          -------------
                                                  SHARES           AMOUNT       CAPITAL         (DEFICIT)             EQUITY
                                                  ------           ------       -------         ---------             ------

Balance January 1, 1998                        $6,552,087         $65,521      $5,026,881       $(506,617)         $4,585,785
   Net Income                                           -               -               -          640,534            411,554
-------------------------------------------------------------------------------------------------------------------------------
Balance, September 30, 1998                    $6,552,087         $65,521      $5,026,881         $133,917         $4,997,339
===============================================================================================================================

Balance, January 1, 1999                       $7,000,715         $70,007      $5,032,395         $306,659         $5,409,061
   Shares issued on Asset Purchase                400,000           4,000         396,000                0            400,000
   Sale of shares                                 140,000           1,400         628,600                0            630,000
   Net Income                                           0               0               0          673,521            673,521
-------------------------------------------------------------------------------------------------------------------------------

Balance, September 30, 1999                    $7,540,715         $75,407      $6,056,995         $980,180         $7,112,582
===============================================================================================================================




ALFORD REFRIGERATED WAREHOUSES, INC.
Consolidated Statements of Cash Flows                                  (unaudited)


NINE MONTHS ENDED SEPTEMBER 30,                                                              1999               1998
-------------------------------                                                              ----               ----
Operating Activities:
   Net Income                                                                           $   673,521       $    640,534
   Adjustments to reconcile net income to net cash provided by operating activities:
       Depreciation expense                                                                 645,666            620,531
       Deferred income taxes                                                                326,555            295,128
       Changes in operating assets and liabilities
           Accounts receivable                                                              454,629           (171,246)
           Prepaid expenses                                                                 144,129            253,390
           Deposits and escrows                                                             156,097            (25,863)
           Income tax receivable                                                             (6,500)           127,629
           Other assets                                                                    (296,999)           128,868
           Accounts payable                                                                 469,776            (22,179)
           Property taxes payable                                                          (136,980)           196,491
           Accrued charges                                                                      923           (114,903)
           Notes payable                                                                   (240,110)          (248,727)
           Deferred revenue                                                                 (13,057)            63,032
----------------------------------------------------------------------------------------------------------------------
Net Cash Provided by Operating Activities                                               $ 2,177,650       $  1,742,685
======================================================================================================================
Investing Activities:
   Capital expenditures                                                                 $  (465,580)      $ (1,349,239)
   Funds invested - short term                                                             (400,000)                 0
----------------------------------------------------------------------------------------------------------------------
Net Cash Used in Investing Activities                                                   $  (865,580)      $ (1,349,239)
======================================================================================================================
Financing Activities:
   Sale of shares                                                                       $    60,000       $          0
   Due from affiliate                                                                    (1,465,053)          (760,334)
   Funds borrowed                                                                         1,847,699            801,235
   Principal payments on debt                                                            (1,701,383)          (769,830)
Net Cash Used in Financing Activities                                                    (1,258,737)          (728,929)
Net increase (decrease) in cash and cash equivalents                                         53,333           (335,483)
Cash and cash equivalents, beginning of period                                              109,517            446,564
----------------------------------------------------------------------------------------------------------------------
Cash and Cash Equivalents, End of Period                                                $   162,850       $    111,081
======================================================================================================================

                      ALFORD REFRIGERATED WAREHOUSES, INC.

                   Notes to Consolidated Financial Statements
                                   (unaudited)


1. The accompanying consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial  information.  Accordingly,  they  do  not  contain  all  of  the information and footnotes required by generally accepted accounting principles for year end financial statements. It is the opinion of management that all adjustments and eliminations (consisting only of normal, recurring entries) necessary for a fair presentation of financial position as at September 30, 1999 and the results of operations for the period then ended have been included. The results of operations for any interim period are not necessarily indicative of results for the full year. These consolidated financial statements should be read in conjunction with the financial statements and accompanying notes, for the year ended December 31, 1998, contained in the Company's Form 10-SB as filed with the Securities and Exchange Commission.

MANAGEMENT'S DISCUSSION AND ANALYSIS

         With the exception of historical information, the matters discussed in this report are "forward looking statements" as that term is defined in Section 21E of the Securities Exchange Act of 1934. The Company cautions the reader that actual results could differ materially from those expected by the Company depending on the outcome of certain factors, including, without limitation, adverse changes in the market for the Company's services. Readers are cautioned not to place undue reliance on any forward- looking statement. All forward-looking statements speak only as of the date of this filing. The Company does not have any obligations to update or otherwise make any revisions to these statements to reflect events or circumstances after the date of this filing, including, without limitation, changes in the Company's business strategy or planned capital expenditures, or to reflect the occurrence of unanticipated events.

         Unless otherwise noted, all dollar amounts are rounded to the nearest dollar. Reference to 1998 and 1999 are to the nine months ended September 30 of each year.

RESULTS OF OPERATIONS

         The Company currently operates four facilities in the state of Texas. Included in the revenues and expenses for the nine months ended September 30, 1998 are the results of a fifth facility located in Houston which was discontinued in November of 1998 due to the termination of the lease on the facility by the landlord.

NINE MONTHS ENDED SEPTEMBER 30, 1999, COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 1998:

REVENUES
         The Company recorded a net income of $673,521, or $.09 per share, for 1999, as compared to a net income of $640,534, or $.10 per share, for 1998.

         Total revenues for 1999 were $11,641,032, a decrease of $1,448,139, or 11.1%, compared to revenues of $13,089,171 for 1998. This decrease in revenues is due primarily to having discontinued the operation in Houston in 1998.

OPERATING COSTS
         Operating costs decreased by $1,120,358, or 13.0% from 1998 to 1999, due primarily to the decrease in costs associated with the Houston facility of $1,028,526. This overall decrease is generally made up of the net of the following increases and decreases:

         - Wages and benefits decreased by $289,052; however the decrease of $539,699 from the discontinued operation in Houston was offset by an increase in wages at the Dallas facility and an overall increase in the cost of health and workers' compensation insurance premiums.

         - Utilities decreased by $295,736, or 15.1%, primarily due to the decrease of $228,480 from the discontinued operation in Houston.

         - Insurance decreased by $29,409, or 12.6%, primarily due to the favorable renewal of insurance premiums and the deletion of the operation in Houston from the insurance policies.

         - The remaining decrease in operating costs was due to a multitude of smaller decreases which on an individual basis are not material.

GENERAL AND ADMINISTRATIVE EXPENSES
         General and administrative expenses increased by $28,868, or 4.2%. This increase was due primarily to an increase in professional fees of $34,879 associated with public company reporting requirements and an increase in computer software costs of $20,418 associated with becoming Y2K compliant. The overall increase was offset in part by expenses relating to the discontinued operation in Houston.

DEPRECIATION, AMORTIZATION, RENT AND INTEREST
         Depreciation expense increased in 1999 to $645,666 from $620,531 in 1998. Although not a significant increase, this increase is due primarily to the effect of assets acquired in the last three quarters of 1998. Rent expense decreased by $525,772, or 45.5% from 1998 to 1999. This decrease was primarily due to the termination of the lease on the facility in Houston and the effect of purchasing the Fort Worth facility in May 1999. Interest expense was $1,137,887 in 1999, as compared to $1,089,528 in 1998. The increase of $48,359, or 4.4%, is attributed to an increase in the interest on the mortgage in La Porte of $45,664, since the facility was purchased in February 1998, and interest on the mortgage in Fort Worth of $91,872, offset by decreased interest paid on the Company's other financed obligations which have been reduced by principal repayments.

INCOME TAX EXPENSE OR BENEFIT
         Income tax expense includes the current federal tax expense and the effect of deferred taxes related primarily to the difference between book and tax depreciation on property, plant and equipment. For the nine months ended September 30, 1999 and September 30, 1998, the Company recorded income tax expense of $346,965 and $284,323, respectively. The change from 1998 to 1999 is due primarily to an increase in income before income taxes.

         The Company establishes valuation allowances when necessary, in accordance with the provisions of SFAS 109, "Accounting for Income Taxes," to reduce deferred tax assets to the amount expected to be realized. Based upon future income projections, the Company expects to realize the net asset.

LIQUIDITY AND CAPITAL RESOURCES:

         At September 30, 1999 and 1998, the Company's working capital ratio was
1.0 to 1. The working capital ratio remained constant primarily due to increases in accounts receivable of $532,568 and increases in prepaid expenses of $95,984 being offset by increases in accounts payable of $608,024.

         Net cash provided by operating activities for 1999 totaled $2,177,650 as compared to $1,742,685 for the nine months ended 1998. The increase in net cash provided by operating activities is comprised of the following factors: net income was $673,521 in 1999, which includes the sale of vacant land for approximately $300,000, as compared to $640,534 in 1998; deferred tax expense was $326,555 in 1999 as compared to $295,128 in 1998; accounts receivable decreased $454,629 in 1999 as compared to an increase of $171,246 in 1998, prepaid expenses decreased only $144,1 29 in 1999 as compared to $253,390 in 1998; deposits and escrows decreased $156,097 in 1999 as compared to an increase of $25,863 in 1998; accounts payable increased $469,776 in 1999 as compared to a decrease of $22,179 in 1998; and accrued charges increased only $923 in 1999 as compared to a decrease of $114,903 in 1998. These increases were partially offset by an increase in income tax receivable in 1999 of $6,500 as compared to a decrease of $127,629 in 1998; other assets increased

$296,999 in 1999 as compared to a decrease of $128,868 in 1998; property taxes payable decreased $136,980 in 1999 as compared to an increase of $196,491 in 1998; a decrease in notes payable of $240,110 in 1999 as compared to $248,727 in 1998; and deferred revenue decreased $13,057 in 1999 as compared to an increase of $63,032 in 1998.

         Capital expenditures for 1999 were $465,580, compared to $1,349,239 for 1998. The capital expenditures for 1998 included the cash paid on the purchase of the La Porte facility, whereas the purchase of the Fort Worth facility in 1999 was for a combination of mortgage financing and common stock issued.
In 1999, the Company invested $400,000 on a short-term basis.

         The Company has a line of credit which provides up to $2,500,000, of which the Company had borrowed $1,100,000 at September 30, 1999. The borrowing base on the line of credit fluctuates based on reports submitted by the Company to the lender on a monthly basis. The availability at September 30, 1999 was approximately $33,000. The line of credit expires on May 1, 2000. Prior to the expiration date of the line of credit, the Company expects to renew the line of credit with its lender.

         Net cash used in financing activities for 1999 totaled $1,258,737 as compared to net cash used in financing activities of $728,929 in 1998. The Company paid $252,301 on the line of credit in 1999 as compared to receiving $801,235 in advances in 1998. The Company refinanced some of its equipment with Bank One Leasing Corporation and used the proceeds to repay a line of credit and term loan. The cash used to make these payments and principal payments on the Company's other long-term debt was $1,701,383 in 1999 as compared to principal payments on long-term debt of $769,830 in 1998. The Company made advances to an affiliate of $1,465,053 in 1999 as compared to $760,334 in 1998.

         The Company filed a Form SB-2 registration statement to register 3,900,000 shares of the Company's common stock. Of the total shares registered, 1,000,000 shares were to be offered for sale by the Company on a best effort basis at a price of $4.50 per share, 2,500,000 shares were shares owned by Castor Capital Corporation, the majority shareholder, and remaining 400,000 shares were those issued in connection with the purchase of the Fort Worth facility. The Company had sold a total of 140,000 shares as of September 30, 1999. Castor Capital Corporation had sold a total of 490,000 shares as of September 30, 1999. Castor held 80.4% of the Company's outstanding common stock as of September 30, 1999.

         During 1998, the Company's parent assumed $2,600,000 of the Company's notes payable of $12,539,223 as of December 31, 1997, in repayment of a portion of the parent's notes payable due to the Company. The Company has guaranteed this obligation which totaled $2,350,000 at December 31, 1998. The balance of this obligation at September 30, 1999 is $2,162,500. The Company believes that the collateral pledged by its parent is adequate to cover the debt in case of a default and has not recorded a liability in the financial statements related to this guarantee.

         The Company believes that cash flow will be adequate to fund the Company's capital requirements.

         The Company purchased the Fort Worth facility for $3,000,000, which the Company had leased since January 1997. The Company closed this transaction on May 21, 1999. Financing for this transaction was provided by a first mortgage on the property of $2,100,000 in favor of Bank One, Texas, N.A. and 400,000 shares of the Company's common stock. Additional collateral was provided to the vendor in the form of a second lien on the property and a $500,000 note.

         The Company has executed an "Exclusive Option Contract" for the purchase of the Richardson facility for $6,000,000. The option period will expire on February 22, 2000; however the Company expects to exercise the option and complete the purchase in January 2000.

         The Company sold 2.145 acres of vacant land in September 1999 to a non-affiliated third party for $300,000.00. The property was sold for cash payable on closing, on a where is, as is basis.

YEAR 2000:

         The Company, like many companies, faces the "Year 2000" issue. This is a result of computer programs being written using two digits rather than four to define the applicable year. Any of the Company's programs that have time-sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in system failures or miscalculations causing disruptions of operations, including, among other things, a temporary inability to process transactions or engage in similar normal business activities. The Company recognizes that it must take action to ensure that its operations will not be adversely impacted by Year 2000 software failures.

         The Company has conducted a comprehensive review of its computer systems to identify the impact of the "Year 2000" issue. The Company has developed a plan to address the problem and is currently implementing the changes identified in the plan. During 1998 the Company replaced one of its computer processors to handle the Year 2000 compliant software. The software used by the Company is provided by a third party who has assured the Company that its latest version is Year 2000 compliant. The fees associated with the licensing of the latest version were paid in 1996. Implementation of the software was initiated in the third quarter of 1999 with completion expected before November 30, 1999. The remaining costs associated with the implementation are not expected to have a material effect on the Company or its results of operations. The total cost associated with the remediation plan is currently estimated to be less than $180,000, most of which was incurred in 1996 and 1998.

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

INFLATION:

         Inflation has not historically had a material effect on the Company's operations and is not expected to have a material impact on the Company in the future.

ACCOUNTING MATTERS:

         In July 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." This statement establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. In June 1999, the Financial Accounting Standards Board issued SFAS No. 137 which delayed the effective date of SFAS No. 133 to fiscal years beginning after June 15, 2000. At this time, the Company has not determined the impact the adoption of this standard will have on the Company's financial statements.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the issuer has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                        ALFORD REFRIGERATED WAREHOUSES, INC.




                        By:   /s/ James C. Williams
                              --------------------------------------------------
                              James C. Williams, Vice President, Chief Financial Officer, Secretary, Treasurer and Director



November 16, 1999