Form 10KSB
period 1999-12-31
ALFORD REFRIGERATED WAREHOUSES INC
filed 2000-04-14
CIK 1078006

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-KSB

                 X   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                ---
                      OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the Fiscal Year Ended December 31, 1999

                TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                        Commission file number 000-25351

                      ALFORD REFRIGERATED WAREHOUSES, INC.
             (Exact name of registrant as specified in its charter)


                                      TEXAS
                         (State or other jurisdiction of
                         incorporation or organization)


                                   75-2695621
                                (I.R.S. Employer
                             Identification Number)


                      318 Cadiz Street, Dallas, Texas 75207
                    (Address of principal executive offices)


       Registrant's telephone number, including area code: (214) 426-5151
        Securities registered pursuant to Section 12(b) of the Act: None
               Securities registered pursuant to Section 12(g) of
                                    the Act:

                          Common Stock, $0.01 Par Value
                                (Title of class)

         Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that Registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. Yes  X     No
                                       ---        ---

         Indicate by check mark if disclosure of delinquent  filers  pursuant to
Item 405 of Regulation S-B is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Report on Form 10-KSB or any amendment to this Report on Form 10-KSB. _____

         The total issuer's revenue for its most recent fiscal year ended December 31, 1999 was $15,712,757.

         The aggregate market value of the voting stock (which consists solely of shares of Common Stock) held by non-affiliates of the Registrant as of March 22, 2000 (based upon the average bid and asked price) was $3,698,357.50.

         Check whether the issuer has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the
distribution  of securities  under a plan  confirmed by a court.  Yes  X   No
                                                                      ---    ---

         As of March 22, 2000 there were 7,540,715 shares of the issuer's Common Stock, par value $0.01 per share, issued and 7,040,715 shares outstanding. Of such outstanding shares, 1,479,343 were held by non-affiiliates.

         Documents Incorporated by Reference.  None.

         Transitional Small Business Issuer Format.  Yes      No   X
                                                         ---      ---


                                TABLE OF CONTENTS

                                                                                                               PAGE

PART  I...........................................................................................................1
         Item 1. DESCRIPTION OF BUSINESS..........................................................................1
         Item 2. DESCRIPTION OF PROPERTY..........................................................................5
         Item 3. LEGAL PROCEEDINGS................................................................................6
         Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS..............................................6
PART II...........................................................................................................6
         Item 5. MARKET FOR COMMON EQUITY AND RELATED SHAREHOLDER MATTERS.........................................6
         Item 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS............7
         Item 7. FINANCIAL STATEMENTS............................................................................12
         Item 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE............12
PART III.........................................................................................................12
         Item 9. COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT; DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND
         CONTROL PERSONS.........................................................................................12
         Item 10. EXECUTIVE COMPENSATION.........................................................................14
         Item 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.................................15
         Item 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.................................................15
         Item 13. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K...............................16
      SIGNATURES.................................................................................................18


                                     PART I

Item 1.  DESCRIPTION OF BUSINESS

The Company

Alford Refrigerated Warehouses, Inc., a Texas corporation formerly known as Hilltop Acquisition Holding Corporation, and prior to that, as Optical Acquisition Corp. (the "Company"), was originally incorporated in October 1992 under the laws of the State of Delaware.

The Company filed a bankruptcy petition on September 21, 1995 and filed the First Amended Joint Plan of Reorganization (the "Plan") on July 9, 1996. The United States Bankruptcy Court for the Northern District of Texas, Dallas Division (the "Court") entered an order approving the Plan on August 9, 1996. The Plan was modified pursuant to an order of the Court on February 28, 1997.

The Plan provided for the liquidation of the Company's assets and distribution of the proceeds and stock to secured, priority and unsecured creditors. The Plan further provided that the Company would remain in existence, although all capital stock outstanding as of the Petition Date was canceled The Company was reincorporated in the State of Texas in September 1997.

As contemplated in the Plan, the Company, which had no operations or significant assets at the time, had undertaken a business strategy to seek out and consummate an acquisition or merger transaction.

         Merger with Alford

On or about December 15, 1998, the Company merged with Alford Refrigerated Warehouses, Inc. ("Alford") pursuant to an Agreement and Plan of Merger dated November 23, 1998 by and among Hilltop, Womack Gilman Investment Services, L.C., Halter Financial Group, Inc. and Alford (the "Merger Agreement"). In accordance with the terms of the Merger Agreement, Alford was the surviving corporation. Immediately prior to the merger, Hilltop amended its Articles of Incorporation to effect a reverse stock split so that each share of Hilltop's issued and outstanding common stock was automatically converted into .625 of a fully paid and nonassessable share of Hilltop's common stock. Pursuant to the terms of the Merger Agreement, each share of common stock of Alford was automatically converted into the right to receive 655.1372 shares of the common stock of the Company. In addition, the Articles of Incorporation and the Bylaws of Alford became the Articles of Incorporation and Bylaws of the Company, the directors and officers of Alford became the directors and officers of the Company, and the Company changed its name to Alford Refrigerated Warehouses, Inc. The transaction is considered a reverse merger.

In November 1998, certain affiliated entities of Alford were merged into Alford. These entities, including Robco Industries, Inc. ("Robco") and Alltemp Logistical Services, LLC ("Alltemp") are in the same line of business as the Company and, by virtue of their ultimate ownership, are considered to be entities under common control with the Company. Accordingly, these mergers were accounted for in a manner similar to a pooling of interests and the balance sheets, statements of operations, stockholders' equity and cash flows give retroactive effect to the mergers as if they occurred as of the beginning of the earliest period presented. The operations of Robco and Alltemp are insignificant to total operations.

The Business

The Company believes that it is the largest public refrigerated warehousing operation in the southwest United States. The Company operates a network of four strategically located refrigerated warehouse facilities in Texas, with a total area of 1,500,000 sq. ft. or 33,000,000 cu. ft. of storage space. The Company's principal executive office is located at 318 Cadiz Street, Dallas, Texas 75207 and its telephone number is (214) 426-5151.

The Company's public warehouse business consists of providing customers, which include food processors, distributors, wholesalers and retailers, with temperature controlled storage services and a full range of logistics management and other value-added services such as (i) blast freezing of fresh products,
(ii) repackaging and labeling of food products, (iii) order picking and load consolidation, (iv) cross-docking, (v) container handling, (vi) importing and exporting services, (vii) USDA approved storage and inspection services, and
(viii) Federal Government inspected facility for export.

The Company is a third party service provider and as such does not purchase the inventory that it stores. When the Company receives products for storage, it provides the customer with a nonnegotiable warehouse receipt. At that time, the customer pays for one month of storage and handling based upon the type and amount of product accepted at the beginning of the 30 day period. The Company's inventory control system monitors the product by type of product and by lot number. In order to remove any product from storage, the customer places an order with the Company, the Company removes the product from the warehouse for the customer and provides the customer with a bill of lading. If there is any product remaining in storage at the end of the 30 day period, the Company bills the customer for an additional 30 days of storage.

In addition to its public warehouse business, the Company leases refrigerated space to approximately 28 tenants who manage their own inventory and logistics functions and utilize their own equipment and personnel. In almost all cases, the tenant pays all of the expenses, except for utilities and property taxes which are included in the rent. The terms of the leases may be month to month or as long as five years. The Company does not allow tenants to make any special modifications to the leased space without the Company's prior approval. For the year ended December 31, 1999 public warehouse customers represented over 92% of the Company's revenue, the remainder of which was attributable to leased space. For the year ended December 31, 1998, public warehouse customers represented approximately 93% of the Company's revenue.

The Company is designing and planning the construction of a 4,000,000 cubic foot addition to its Cadiz Street facility in Dallas, Texas. The Company anticipates that the new addition will contain a blast freezing capacity of 400,000 lbs. per day and storage at -20EF.

         The Industry

The public refrigerated warehousing industry provides refrigerated warehousing, inventory management and logistics services to food processors, distributors and retailers of frozen and chilled foods during the period between production and consumption. In the food industry, there is a period between production and consumption as well as a continuing shift by individual food processors, distributors and retailers from owning their refrigerated storage facilities to outsourcing their warehousing requirements, inventory management and logistics functions to operators of public refrigerated warehousing businesses who are generally more economical providers of such services.

Historically, public refrigerated warehousing growth has been steady and non-cyclical. Although the overall U.S. food industry has been growing at the rate of population growth, according to a U.S. Department of Agriculture report dated January of 1998, the public refrigerated warehousing industry has been growing more rapidly than the population, at an average compound annual growth rate of 4.5% per year over the past 10 years.

         Customers

The Company had approximately 600 customers during the 12 months ended December 31, 1999 and during the 12 months ended December 31, 1998. The Company's customers include a broad base of national, regional and local food processors, distributors, wholesalers and retailers. The current customer base includes Pilgrim's Pride, Beatrice Foods, M & M Mars, Kroger Co., Maple Leaf Foods, Borden Dairy, Chef America, Birdsong Peanuts and many others. During the twelve months ended December 31, 1999 and December 31, 1998, no customer accounted for more than 10% of the Company's revenues.

         Competition; Growth Potential

The United States public refrigerated warehousing market is highly fragmented. According to the International Association of Refrigerated Warehouses, the 10 largest public refrigerated warehousing firms represent less than 40% of the available public refrigerated warehousing space. Public refrigerated warehousing facilities in the United States are typically owned by strong local or regional operators with one to four facilities representing 2 to 14 million cubic feet of public refrigerated warehousing space which, on average, generate direct profit contribution margins of 40%. Many of these companies are family-owned businesses without successors active in the management of the business. Based on past experience with such owners and the dynamics of the industry, the Company believes that many of these businesses can be acquired at attractive cash flow multiples.

         Sales and Marketing

The Company's marketing and sales efforts are integrated across all levels of management. Senior management has the responsibility for major customers, including all national accounts. In addition, customers in each region are serviced by regional general managers who work with sales and marketing professionals to plan and execute regional business development strategies. At the local level, individual facility managers are responsible for developing and maintaining long-term relationships with customers.

The Company's management and sales professionals are aggressively pursuing business development opportunities that arise from natural market growth as sales of frozen foods increase and the trend towards the use of public refrigerated warehouse services continues. Management believes that by taking an active role in the management and coordination of its customers' inventories and by providing a broader range of logistics services, the Company will maintain its competitive advantage over the long term.

         Suppliers

The Company's largest expenses are labor and utilities. It is not dependent upon any one supplier for raw materials. The majority of the Company's maintenance services are provided primarily by its own employees.

         Employees

As of December 31, 1999, the Company had a total of 182 employees, all of whom are full-time employees. Of these employees, approximately 124 were employed at the Dallas, Texas facility which includes its corporate offices, 37 were employed at the La Porte facility, 13 were employed at the Richardson facility and 8 were employed at the Fort Worth facility. None of the employees are represented by a labor union.

         Government Regulation

The Company's operations are subject to federal, state and local laws, regulations and ordinances relating to the storage, handling, emission, transportation and discharge of certain materials and various other health and safety matters. These laws include the Clean Air Act, the Comprehensive Environmental Response, Compensation and Liability Act of 1980, and the Resource Conservation and Recovery Act. For example, the Company uses anhydrous ammonia in its operations. In addition, the Company used a type of refrigerant which is no longer being produced because of government regulations. The Company has modified its equipment and all of its equipment is able to use a new type of refrigerant. The Company's operations also are governed by laws and regulations relating to workplace safety and worker health, principally the Occupational Safety and Health Act and the regulations thereunder.

Governmental authorities have the power to enforce compliance with their regulations, and violators may be subject to fines, injunctions or both. The Company believes that it is currently in substantial compliance with all such applicable laws and regulations. The Company cannot at this time estimate the impact of any increased regulation on the Company's operations, future capital expenditure requirements or the cost of compliance.

In addition to regulating the Company directly, the Company's customers are subject to certain regulations relating to the import and export of food products. The Company maintains an approved USDA inspection room on site at three of its four facilities for the benefit of its customers.

         Research

The Company generally does not spend any material amount of its resources on research and development. Rather, it is a member of the Refrigeration Research and Education Foundation which is an organization that was founded in 1943 as a scientific and educational foundation for the following purposes:

o to advance the application of refrigeration technology for better pre-servation of food and commodities;

o        develop and support research in the science of refrigeration;

o        cooperate  with  government  and   private   institutions  in  research
         activities;

o        train and educate refrigerated warehouse/distribution personnel; and

o establish and make available a repository of scientific information specific to the industry.

         Licenses, Permits and Product Registrations

The Company uses certain licenses and registrations in its operations. For example, the Company has a perpetual license for the use of certain software from Maves International Software, Inc. The Company uses this software for inventory control and financial reporting. The Company is not required to pay any additional royalties on the software, however, the Company periodically purchases upgrades to the software.

In addition, Alford Distribution Services, Inc. ("ADS"), a wholly owned subsidiary of the Company, is licensed by the Texas Alcoholic Beverages Commission to store products containing alcohol. ADS is required to post a bond each year to maintain this license which is subject to revocation, modification and renewal each year by the commission.

For the benefit of its customers, the Company maintains a room at three of its four facilities that is approved by the USDA for use in connection with the inspection of food products.

The Company's trademark, a penguin, is registered with the patent trademark office. This registration is periodically subject to renewal.

Item 2.  DESCRIPTION OF PROPERTY

Set forth below is information with respect to certain of the Company's properties. The industry measures space in cubic feet instead of square feet because cost projections include facility height to account for refrigeration and stacked cooled product. The Company believes that all of these properties are adequately insured, in good condition and suitable for their anticipated future use.



                                                                                                       Lease
Location                    Primary Use            Approximate Size          Owned/Lease          Expiration Date
--------                    -----------            ----------------          -----------          ---------------
Dallas, Texas               Corporate office &     24,000,000 cubic feet     Owned                  N/A
                            Warehouse              on 52 acres

La Porte, Texas             Warehouse              4,500,000 cubic feet on   Owned                  N/A
                                                   32.3 acres

Richardson, Texas           Warehouse              3,200,000 cubic feet on   Leased                 Dec. 31, 2007
                                                   12.4 acres

Fort Worth, Texas           Warehouse              1,550,000 cubic feet on   Owned                  N/A
                                                   13.5 acres

         Dallas, Texas

The Company has 18 tenants at its Dallas, Texas facility. Of these, no tenant occupies ten percent or more of the rentable cubic footage of the facility. The Company itself uses a majority of the total cubic feet of the facility as a public refrigerated warehouse. A majority of the Dallas, Texas facility is used for refrigerated warehousing purposes. The remainder is used for public dry storage and for the Company's corporate offices.

The Dallas, Texas facility is subject to a 10 year fixed rate mortgage in the original principal amount of $8,100,000 which accrues interest at 8.4% per year. As of March 22, 2000, the Company owed approximately $7,680,995 on the mortgage which matures on or about October 1, 2007. At that time, assuming no prepayments, the Company will owe approximately $5,682,578.

The Company currently plans to construct a 4,000,000 cubic-foot addition to its facility in Dallas, Texas. The estimated cost of the improvements is approximately $8,000,000 which amount most likely will be financed by a conventional mortgage or sale of convertible debentures in addition to cash flow and the issuance of the Company's common shares.

         La Porte, Texas

The Company has three tenants at its La Porte facility. Of these, no tenant occupies ten percent or more of the rentable cubic footage of the facility. The Company itself uses a majority of the total cubic feet of the facility as a public refrigerated warehouse.

This property is subject to a 10 year fixed rate mortgage in the original principal amount of $5,400,000 which accrues interest at 8.36% per year. As of March 22, 2000, the Company owed approximately $5,275,610 on the mortgage which matures on or about March 1, 2008. At that time, assuming no prepayments, the Company will owe approximately $4,511,799.

         Richardson, Texas

The Company has three subtenants at its Richardson facility. Of these, no subtenant occupies ten percent or more of the rentable cubic footage of the facility. The Company has executed an exclusive option contract for the purchase of this property for $6,000,000.

The Company has received a term sheet from a bank, subject to due diligence, to finance the purchase of the property in an amount up to 70% of the property's appraised value. The Company hopes to close this transaction by the end of the second quarter of 2000.

         Fort Worth, Texas

As of December 31, 1999, the Company had four tenants at its Fort Worth facility. Of these, Kroger Co. accounted for approximately 30% of the space in the facility. The lease between the Company and Kroger Co. is for a one year term with provisions for annual renewal.

This property is subject to a 3 year variable rate mortgage in the original principal amount of $2,100,000 which accrues interest at prime rate plus 0.50%. As of March 22, 2000, the Company owed approximately $1,983,333 on the mortgage which matures on or about May 1, 2002. At that time, assuming no prepayments, the Company will owe approximately $1,691,655.

Item 3.  LEGAL PROCEEDINGS

Other than routine litigation incidental to the business, the Company is not a party to any legal actions or proceedings.

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

During the fourth quarter of the fiscal year 1999, there were no matters submitted to a vote of security holders.

                                    PART II

Item 5.  MARKET FOR COMMON EQUITY AND RELATED SHAREHOLDER MATTERS

The company securities have been traded on the NASDAQ Small Cap market since September of 1999. High and low sales prices for the equity for each full quarterly period are as follows:

1999 Quarter                      High                                   Low
1st                               N/A                                    N/A
2nd                               N/A                                    N/A
3rd                               $ 5.25                                 $ 2.875
4th                               $ 4                                    $ 2.25

As of March 22, 2000, there were 7,540,715 shares of Common Stock issued and 7,040,715 shares of Common Stock outstanding held by approximately 1,100 holders of record.

The Company has not paid dividends on its Common Stock and anticipates that in 2000 all earnings will be retained to finance the continuing development of its business. The Company does not anticipate paying dividends on the Common Stock in 2000 but may consider paying dividends thereafter. The Company's current bank loan agreement requires the bank's prior written consent for the payment of dividends.

Item 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

With the exception of historical information, the matters discussed in this report are "forward looking statements" as that term is defined in Section 21E of the Securities Exchange Act of 1934. The Company cautions the reader that actual results could differ materially from those expected by the Company depending on the outcome of certain factors, including, without limitation, adverse changes in the market for the Company's services, competition from new facilities, loss of revenues due to fires or accident, labor shortages and the loss of significant customers or increased utilities costs. Readers are cautioned not to place undue reliance on any forward-looking statement. All forward-looking statements speak only as of the date of this filing. The Company does not have any obligations to update or otherwise make any revisions to these statements to reflect events or circumstances after the date of this filing, including, without limitation, changes in the Company's business strategy or planned capital expenditures, or to reflect the occurrence of unanticipated events.

Unless otherwise noted, all dollar amounts are rounded to the nearest dollar. Reference to 1998 and 1999 are to the year ended December 31 of each year.

Results Of Operations

The Company currently operates four facilities, all of which are located in the state of Texas. Included in the revenues and expenses for the year ended December 31, 1998 are the results of a fifth facility located in Houston which was discontinued in November of 1998 due to the termination of the lease on the facility by the landlord.

Year Ended December 31, 1999, Compared To Year Ended December 31, 1998

         Revenues

Total revenues for 1999 were $15,712,757, a decrease of $1,939,184, or 11.0%, compared to revenues of $17,651,941 for 1998. This decrease in revenues is due primarily to having discontinued the operation in Houston in 1998.

The Company recorded a net income of $664,828 or $.09 per share for 1999, as compared to a net income of $813,276, or $.12 per share for 1998.

         Operating Costs

Operating costs decreased by $1,399,513, or 12.1% from 1998 to 1999, due primarily to the decrease in costs associated with the Houston facility of $1,292,312. This decrease is generally figured by netting the following increases and decreases:

                  - Wages and benefits decreased by $150,421, or 2.3%, however the decrease of $665,073 from the discontinued operation in Houston was offset by an increase in wages at the Dallas facility and an overall increase in the cost of health and workers' compensation insurance premiums.

                  - Utilities decreased by $349,879, or 13.5%, primarily due to the decrease of $268,084 from the discontinued opera-tion in Houston.


                  - Insurance decreased by $36,879, or 11.8%, primarily due to the favorable renewal of insurance premiums and the deletion of the operation in Houston from the insurance policies.

                  - The remaining decrease in operating costs was due to a multitude of decreases which on an individual basis are not material and were primarily due to the discontinued operation in Houston.

         General and Administrative Expenses

General and administrative expenses increased by $113,546, or 11.2%. This increase was due primarily to an increase in professional fees of $162,958 associated with public company reporting requirements and an increase in computer software costs of $44,210, some of which are associated with becoming Y2K compliant. The overall increase was offset in part by expenses relating to the discontinued operation in Houston.

         Depreciation, Amortization, Rent and Interest

Depreciation expense increased in 1999 to $904,158 from $776,569 in 1998. This increase is due primarily to the effect of a full year of depreciation on assets acquired in 1998 and the depreciation taken on the Fort Worth facility acquired in May 1999. Rent expense decreased by $692,376, or 43.9% from 1998 to 1999. This decrease was primarily due to the termination of the lease on the facility in Houston and the effect of purchasing the Fort Worth facility in May 1999. Interest expense was $1,793,989 in 1999, as compared to $1,498,971 in 1998. The interest expense increase of $295,018, or 19.7% is attributed to an increase in the interest on the mortgage in La Porte of $74,044, since the facility was purchased in February 1998, interest on the mortgage in Fort Worth of $155,778 and additional interest of $65,792 related to an increase in funds provided by the company's lender through a combination of line of credit and refinancing of equipment.

         Income Tax Expense or Benefit

Income tax expense includes the current federal tax expense and the effect of deferred taxes related primarily to the difference between book and tax depreciation on property, plant and equipment. For the year ended December 31,

1999 and December 31, 1998, the Company recorded income tax expense of $426,000 and $361,000, respectively. The change from 1998 to 1999 is due primarily to an increase in deferred taxes for the current year of $70,000.

The Company establishes valuation allowances when necessary, in accordance with the provisions of SFAS 109, "Accounting for Income Taxes", to reduce deferred tax assets to the amount expected to be realized. Based upon future income projections, the Company expects to realize the net asset.

         Liquidity and Capital Resources

At December 31, 1999, the Company's working capital ratio was 0.8 to 1 as compared to 0.9 to 1 at December 31, 1998. The working capital ratio decreased primarily due to decreases in accounts receivable of $254,349, decreases in prepaid expenses of $28,453 and increases in accounts payable of $374,845.

Net cash provided by operating activities for 1999 totaled $2,347,772 as compared to $2,119,211 for the year ended 1998. The increase in net cash provided by operating activities is comprised of the following factors: net income was $664,828 in 1999, as compared to $813,276 in 1998, a decrease of $148,448, which is partially compensated by an increase in depreciation of $127,589 from 1998 to 1999; deferred income taxes decreased $398,000 in 1999 as compared to a decrease of $296,000 in 1998; accounts receivable decreased
$254,349 in 1999 as compared to an increase of $188,443 in 1998; prepaid expenses decreased $364,905 in 1999 as compared to $459,058 in 1998; accounts payable increased $374,845 in 1999 as compared to a increase of $116,068 in 1998; and accrued charges increased $97,978 in 1999 as compared to a decrease of $37,682 in 1998. The cash provided by these activities was partially offset by an increase in income tax receivable in 1999 of $7,000 as compared to a decrease of $127,629 in 1998; other assets increased $146,240 in 1999 as compared to a increase of $39,821 in 1998; property taxes payable decreased $117,440 in 1999 as compared to an increase of $294,704 in 1998; and a decrease in notes payable of $160,014 in 1999 as compared to $522,254 in 1998.

Net cash used in investing activities was $4,375,035 in 1999 as compared to $7,616,006 in 1998. Capital expenditures for 1999 were $2,539,188, compared to $6,817,965 for 1998. The capital expenditures for 1998 included the purchase of the La Porte facility for $6,000,000, which was comprised of mortgage financing and cash, whereas the purchase of the Fort Worth facility in 1999 for $3,000,000, was for a combination of mortgage financing of $2,100,000 and common stock issued for $900,000. The Company made advances to Castor Capital Corporation, the majority shareholder, of $1,735,847 in 1999 as compared to $798,041 in 1998. As settlement in part for advances made to Castor , the Company redeemed 500,000 shares of common stock for $1,750,000. The price per share was determined from the average selling price on NASDAQ - SM from the date the stock began trading until December 30, 1999. The 500,000 shares are being held as treasury stock. The Company sold 2.145 acres of vacant land in September 1999 to a non-affiliated third party for $300,000. The property was sold for cash payable on closing, on a where is, as is basis. In 1999 the Company loaned $400,000 on a short term basis to an unrelated third party, in connection with the purchase of the Fort Worth facility.

The Company has a line of credit which provides up to $2,500,000, of which the company had borrowed $1,235,000 at December 31, 1999. In addition to the line of credit the Company had an unfunded overdraft in the amount of $131,654, which is grouped for financial statement presentation with the line of credit. The borrowing base on the line of credit fluctuates based on reports submitted by the Company to the lender on an a monthly basis. The line of credit expires on May 1, 2000. Prior to the expiration date of the line of credit the Company expects to renew the line of credit with its lender.

Net cash provided by financing activities for 1999 totaled $2,022,821 as compared to net cash provided by financing activities of $5,159,748 in 1998. The Company had net payments of $182,723 on the line of credit in 1999 as compared to receiving $1,021,212 in net advances in 1998. The Company received mortgage financing of $2,100,000 in 1999 as compared to $5,400,000 in 1998. The Company refinanced some of its equipment with Bank One Leasing Corporation in 1999 for $2,100,000 and used the proceeds to repay a line of credit and term loan. The cash used to make these payments and principal payments on the Company's other long term debt was $2,084,456 in 1999 as compared to principal payments on long term debt of $1,261,464 in 1998.

In May of 1999 the Company filed a Form SB-2 registration statement to register 3,900,000 shares of the Company's common stock. Of the total shares registered, 1,000,000 shares were to be offered for sale by the Company on a best efforts basis at a price of $4.50 per share, 2,500,000 shares were shares owned by Castor Capital Corporation, the majority shareholder, and the remaining 400,000 shares were those issued in connection with the purchase of the Fort Worth facility. The Company sold a total of 140,000 shares as of December 31, 1999. Castor Capital Corporation sold 490,000 shares as of December 31, 1999. Castor held 79.0% of the Company's outstanding common stock as of December 31, 1999.

The Company guaranteed a certain obligation of its parent, Castor, this obligation totaled $2,100,000 at December 31, 1999. The Company believes that the collateral pledged by its parent is adequate to cover the debt in case of a default and has not recorded a liability in the financial statements related to this guarantee.

The Company believes that cash flow from operations will be adequate to fund the Company's capital requirements.

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

The Company has executed an "Exclusive Option Contract" for the purchase of the Richardson facility for $6,000,000. The option period expired on February 22, 2000, however the Company is currently negotiating an extension to the option and expects to exercise the option and complete the purchase in the second quarter of 2000.

Year 2000

The year 2000 issue relates to computer systems that use the last two digits rather than four to define a year and whether such systems would properly and accurately process information when the year changed to 2000. During fiscal 1999, the Company completed its company-wide program to prepare the Company's computer systems for year 2000 compliance.

At the date of this report, the company had not experienced any material problems related to the year 2000. The Company has not become aware of any significant year 2000 issues affecting the Company's major customers or suppliers. The Company does not anticipate any material complaints regarding any year 2000 issues related to its products.

Year 2000 related costs through December 31, 1999 were limited to employees' and consultant's time and were expensed as incurred. The remaining estimated cost to address any additional year 2000 problems is deemed immaterial. No significant information system projects were deferred to accommodate the year 2000 issues.

Fluctuations In Operating Results; Seasonality

 Generally sales volumes are lowest at the beginning of the fiscal year and grow steadily to a peak in the fourth quarter.

Environmental Matters

The Company is not aware of any environmental liability relating to its facilities or operations that would have a material adverse effect on the Company, its business, assets or results of operations.

Inflation

Inflation  has  not   historically  had  a  material  effect  on  the  Company's operations, and is not expected to have a material impact on the Company in the future.

Accounting Matters

In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities". This statement establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. In June 1999, the Financial Accounting Standards Board issued SFAS No. 137 which delayed the effective date of SFAS No. 133 to fiscal years beginning after June 15, 2000. At this time, the Company has not determined the impact that adoption of this standard will have on the Company's financial statements.

Item 7.


FINANCIAL STATEMENTS

Index to Consolidated Financial Statements  See F-2

[The remainder of this page is intentionally left blank]

                      ALFORD REFRIGERATED WAREHOUSES, INC.

                                                                        Contents

================================================================================





                              ALVORD REFRIGERATED
                                 WAREHOUSES, INC.






                                                            Financial Statements
                                          Years Ended December 31, 1999 and 1998

                      ALFORD REFRIGERATED WAREHOUSES, INC.

                                                                        Contents

================================================================================


Index to Consolidated Financial Statements

   Report of Independent Certified Public Accountants                        F-3

   Consolidated balance sheets                                               F-4

   Consolidated statements of income                                         F-6

   Consolidated statements of stockholders' equity                           F-7

   Consolidated statements of cash flows                                     F-8

   Notes to consolidated financial statements                                F-9

Report of Independent Certified Public Accountants

Board of Directors of
Alford Refrigerated Warehouses, Inc.


We have audited the accompanying consolidated balance sheets of Alford Refrigerated Warehouses, Inc., a subsidiary of Castor Capital, Inc. as of December 31, 1999 and 1998, and the related consolidated statements of income, stockholders' equity and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Alford Refrigerated Warehouses, Inc. as of December 31, 1999 and 1998, and the consolidated results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.



                                    /s/ BDO Seidman, LLP
                                    --------------------------------
                                    BDO Seidman, LLP

February 25, 2000
Dallas, Texas

                      ALFORD REFRIGERATED WAREHOUSES, INC.

                                                     Consolidated Balance Sheets

================================================================================



December 31,                                                                         1999                  1998
--------------------------------------------------------------------------------------------------------------------

Assets

Current assets
     Cash and cash equivalents (Note 7)                                        $    105,075          $    109,517
     Accounts receivable                                                          1,753,890             2,008,239
     Prepaid expenses                                                               278,498               250,045
     Income tax receivable                                                           13,000                 6,000
     Escrows (Note 5)                                                               565,282               522,072
--------------------------------------------------------------------------------------------------------------------

Total current assets                                                              2,715,745             2,895,873
--------------------------------------------------------------------------------------------------------------------

Property, plant and equipment, net (Notes 3 and 5)                               21,422,381            18,757,679

Due from affiliates (Note 2)                                                      2,198,926             2,213,079

Deferred tax asset, net (Note 4)                                                          -               221,961

Other assets                                                                        600,418               454,178

Deposits                                                                            172,235               173,640

--------------------------------------------------------------------------------------------------------------------

Total assets                                                                   $ 27,109,705          $ 24,716,410
====================================================================================================================

                      ALFORD REFRIGERATED WAREHOUSES, INC.

                                                     Consolidated Balance Sheets

================================================================================



December 31,                                                                        1999                  1998
--------------------------------------------------------------------------------------------------------------------

Liabilities and Stockholders' Equity

Current liabilities
     Accounts payable                                                          $    930,336          $    555,491
     Property taxes payable                                                         549,307               666,747
     Accrued charges                                                                822,649               724,671
     Notes payable (Note 5)                                                         351,112               117,768
     Current maturities of long-term debt (Note 5)                                  963,885             1,072,415
--------------------------------------------------------------------------------------------------------------------

Total current liabilities                                                         3,617,289             3,137,092
--------------------------------------------------------------------------------------------------------------------

Deferred revenue                                                                    285,516               224,308
Long-term debt, less current maturities (Notes 2 and 5)                          16,750,318            14,396,572
Line of credit (Note 5)                                                           1,366,654             1,549,377
Deferred tax liability, net (Note 4)                                                176,039                     -
--------------------------------------------------------------------------------------------------------------------

Total liabilities                                                                22,195,816            19,307,349
--------------------------------------------------------------------------------------------------------------------

Commitments and contingencies (Note 6)

Stockholders' equity (Notes 1 and 10)
     Preferred stock, par value $0.01 per share;
         5,000,000 shares authorized; none issued;                                        -                     -
     Common stock, par value $0.01 per share; 50,000,000
         shares authorized; issued 7,540,715 and 7,000,715                           75,407                70,007
     Additional paid-in capital                                                   6,556,995             5,032,395
     Retained earnings                                                              971,487               306,659
--------------------------------------------------------------------------------------------------------------------

                                                                                  7,603,889             5,409,061

     Stock subscriptions and note receivables (Note 11)                            (940,000)                    -
     Treasury stock at cost (500,000 shares)(Note 12)                            (1,750,000)                    -
--------------------------------------------------------------------------------------------------------------------

Total stockholders' equity                                                        4,913,889             5,409,061
--------------------------------------------------------------------------------------------------------------------

Total liabilities and stockholders' equity                                     $ 27,109,705          $ 24,716,410
====================================================================================================================
          The accompanying notes are an integral part of these consolidated financial statements.

                      ALFORD REFRIGERATED WAREHOUSES, INC.

                                               Consolidated Statements of Income

================================================================================


Years ended December 31,                                                           1999                  1998
--------------------------------------------------------------------------------------------------------------------
Warehouse Revenues (Note 7)                                                    $ 15,712,757          $ 17,651,941

Operating Costs                                                                  10,211,714            11,611,227
--------------------------------------------------------------------------------------------------------------------

Direct Profit Contribution                                                        5,501,043             6,040,714
--------------------------------------------------------------------------------------------------------------------

General and Administrative Expenses                                               1,127,315             1,013,769

Depreciation, Rent and Interest Expenses

     Depreciation                                                                   904,158               776,569
     Rent                                                                           884,753             1,577,129
     Interest                                                                     1,793,989             1,498,971
--------------------------------------------------------------------------------------------------------------------

Total Depreciation, Rent and Interest Expenses                                    3,582,900             3,852,669
--------------------------------------------------------------------------------------------------------------------

Other Income

Gain on sale of land                                                                300,000                     -
--------------------------------------------------------------------------------------------------------------------

Income Before Income Taxes                                                        1,090,828             1,174,276

Income Tax Expense (Note 4)                                                         426,000               361,000
--------------------------------------------------------------------------------------------------------------------

Net Income                                                                     $    664,828          $    813,276
--------------------------------------------------------------------------------------------------------------------

Net Income Per Share -

     Basic and diluted                                                         $        .09                   .12
--------------------------------------------------------------------------------------------------------------------

Weighted Average Shares Outstanding -

     Basic and diluted                                                         $  7,321,290             6,572,982
--------------------------------------------------------------------------------------------------------------------

          The accompanying notes are an integral part of these consolidated financial statements.


                      ALFORD REFRIGERATED WAREHOUSES, INC.

                                 Consolidated Statements of Stockholders' Equity

================================================================================

                                                                                                Stock
                                                 Common Stock      Additional     Retained  Subscriptions  Treasury         Total
                                            ---------------------    Paid-in      Earnings     and Note      Stock      Stockholders
                                              Shares     Amount      Capital      (Deficit)  Receivables      Cost         Equity
------------------------------------------------------------------------------------------------------------------------------------
Balance, January 1, 1998                    6,552,087  $  65,521   $ 5,026,881  $ (506,617)  $         -  $          -  $ 4,585,785


Issuance of 448,628 shares in connection
     with reverse merger (Note 1)            448,628       4,486         5,514          -              -             -       10,000

Net income                                         -           -             -    813,276              -             -      813,276
------------------------------------------------------------------------------------------------------------------------------------

Balance, December 31, 1998                 7,000,715      70,007     5,032,395    306,659              -             -    5,409,061

Issuance of 400,000 shares in connection
     with the purchase of land and
     building                                400,000       4,000       896,000          -              -             -      900,000

Issuance of 140,000 shares in connection
     with stock subscription agreements      140,000       1,400       628,600          -       (540,000)            -       90,000

Note received in payment of common
     shares                                        -           -             -          -       (400,000)            -     (400,000)

Return of 500,000 shares in satisfaction
     of amounts due from affiliate                 -           -             -          -              -    (1,750,000)  (1,750,000)

Net income                                         -           -             -    664,828              -             -      664,828
------------------------------------------------------------------------------------------------------------------------------------

Balance, December 31, 1999                 7,540,715    $ 75,407   $ 6,556,995  $ 971,487     $ (940,000)   (1,750,000)   4,913,889
====================================================================================================================================
          The accompanying notes are an integral part of these consolidated financial statements.


                      ALFORD REFRIGERATED WAREHOUSES, INC.

                      Consolidated Statements of Cash Flows

================================================================================


                                      Increase (Decrease) in Cash and Cash Equivalents

Years ended December 31,                                                          1999                  1998
--------------------------------------------------------------------------------------------------------------------

Operating Activities:
     Net income                                                             $       664,828       $       813,276
     Adjustments to reconcile net income to net cash
         provided by operating activities:
     Gain on sale of land                                                          (300,000)                    -
     Depreciation expense                                                           904,158               776,569
     Deferred income taxes                                                          398,000               296,000
     Changes in operating assets and liabilities:
         Accounts receivable                                                        254,349              (188,443)
         Prepaid expenses                                                           364,905               459,058
         Deposits and escrows                                                       (41,805)              (42,089)
         Income tax receivable                                                       (7,000)              127,629
         Other assets                                                              (146,240)              (39,821)
         Accounts payable                                                           374,845               116,068
         Property taxes payable                                                    (117,440)              294,704
         Accrued charges                                                             97,978               (37,682)
         Notes payable                                                             (160,014)             (522,254)
         Deferred revenue                                                            61,208                66,196
--------------------------------------------------------------------------------------------------------------------

Net cash provided by operating activities                                         2,347,772             2,119,211
--------------------------------------------------------------------------------------------------------------------

                                                   Investing Activities:

     Proceeds from sale of land                                                     300,000                     -
     Increase in note receivable                                                   (400,000)                    -
     Due from affiliates                                                         (1,735,847)             (798,041)
     Capital expenditures                                                        (2,539,188)           (6,817,965)
--------------------------------------------------------------------------------------------------------------------

Net cash used in investing activities                                            (4,375,035)           (7,616,006)
--------------------------------------------------------------------------------------------------------------------

Financing Activities:

     Proceeds from borrowings                                                     4,200,000             6,421,212
     Principal payments on borrowings                                            (2,267,179)           (1,261,464)
     Proceeds from sale of stock subscriptions                                       90,000                     -
--------------------------------------------------------------------------------------------------------------------

Net cash provided by financing activities                                         2,022,821             5,159,748
--------------------------------------------------------------------------------------------------------------------

Net decrease in cash and cash equivalents                                            (4,442)             (337,047)
Cash and cash equivalents, beginning of year                                        109,517               446,564
--------------------------------------------------------------------------------------------------------------------

Cash and cash equivalents, end of year                                      $       105,075       $       109,517
====================================================================================================================

          The accompanying notes are an integral part of these consolidated financial statements.


                      ALFORD REFRIGERATED WAREHOUSES, INC.

                   Notes to Consolidated Financial Statements

================================================================================

The accompanying consolidated financial statements of Alford Refrigerated Warehouses, Inc. and consolidated entities (the "Company") have been prepared in conformity with generally accepted accounting principles, the most significant of which are described in Note 1 "Summary of Significant Accounting Policies". These, along with the remainder of the Notes to Consolidated Financial Statements, are an integral part of the consolidated financial statements. The data presented in the Notes to Consolidated Financial Statements are as of December 31, of each year and for the years then ended, unless otherwise indicated. Shares and per share data have been restated for the reverse stock split effected December 1998, as discussed in the following section, "Description of the Merger with Alford".

1.      Summary of Significant
        Accounting Policies

        Description of the Merger  Alford Refrigerated Warehouses, Inc., a Texas
        with Alford                corporation   formerly   known   as   Hilltop
                                   Acquisition Holding Corporation, and prior to
                                   that,   as   Optical  Acquisition  Corp. (the
                                   "Company"),  was  originally  incorporated in
                                   October 1992 under the laws of the state of Delaware.

                                   The Company filed a bankruptcy petition on September 21, 1995 and filed the First Amended Joint Plan of Reorganization (the "Plan") on July 9, 1996. The United States Bankruptcy Court for the Northern District of Texas, Dallas Division (the "Court") entered an order approving the Plan on August 9, 1996. The Plan was modified pursuant to an order of the Court on February 28, 1997.

                                   On or about December 15, 1998, the Company merged with Alford Refrigerated Warehouses, Inc. ("Alford") pursuant to an Agreement and Plan of Merger dated November 23, 1998 (the "Merger Agreement"). In accordance with the terms of the Merger Agreement, Alford was the surviving corporation. Immediately prior to the merger, Hilltop amended its Articles of Incorporation to effect a reverse stock split

                      ALFORD REFRIGERATED WAREHOUSES, INC.

                   Notes to Consolidated Financial Statements

================================================================================



                                   so that each share of Hilltop's issued and outstanding common stock was automatically converted into .625 of a fully paid and nonassessable share of Hilltop's common stock. Pursuant to the terms of the Merger Agreement, each share of common stock of Alford was automatically converted into the right to receive 655.1372 shares of the common stock of the Company. In addition, the Articles of Incorporation and the Bylaws of Alford became the Articles of Incorporation and Bylaws of the Company, the directors and officers of Alford became the directors and officers of the Company, and the Company changed its name to Alford Refrigerated Warehouses, Inc. The transaction is considered a reverse merger.

        Merger of Affiliated       In November 1998, certain affiliated entities
        Entities with Alford       of Alford  were  merged  into  Alford.  These
                                   entities,  including  Robco Industries,  Inc.
                                   ("Robco")and Alltemp Logistical Services, LLC
                                   ("Alltemp") are in the same line  of business
                                   as  the  Company  and,  by  virtue  of  their
                                   ultimate  ownership,  are  considered  to  be
                                   entities   under  common  control  with   the
                                   Company.   Accordingly,  these  mergers  were
                                   accounted  for  in  a  manner  similar  to  a
                                   pooling of interests  and the balance sheets,
                                   statements   of   operations,   stockholders'
                                   equity and cash flows give retroactive effect
                                   to the mergers as if they occurred as of  the
                                   beginning of the earliest period   presented.
                                   The operations   of  Robco  and  Alltemp  are
                                   insignificant to the total operations.

        Description of Business    The   Company's   public   warehouse business
        and Revenue                consists   of   providing   customers,  which
        Recognition                include   food    processors,   distributors,
                                   wholesalers     and      retailers,      with
                                   temperature controlled storage services and a
                                   full range of logistics  management and other
                                   value-added   services   such  as  (i)  blast
                                   freezing of fresh products,  (ii) repackaging
                                   and  labeling of food  products,  (iii) order
                                   picking  and load  consolidation,  (iv) cross
                                   docking,   (v)   container   handling,   (vi)
                                   importing and exporting services, (vii) USDA approved storage and inspection services, and
                                   (viii) Federal Government inspected facility for export.

                      ALFORD REFRIGERATED WAREHOUSES, INC.

                   Notes to Consolidated Financial Statements

================================================================================



                                   The Company is a third party service provider and as such does not purchase the inventory that it stores. When the Company receives products for storage, it provides the customer with a nonnegotiable warehouse receipt. At that time, the customer pay an amount equivalent to one month of storage and handling based upon the type and amount of product accepted at the beginning of the 30-day period. The prepayment is accounted for as deferred revenue. The Company's inventory control system monitors the product from storage, the customer places an order with the Company, and the Company removes the product from the warehouse for the customer and provides the customer with a bill of lading. Revenue is recognized ratably throughout the storage period and billed monthly.

                                   In addition to its public warehouse business, the Company leases refrigerated space to tenants who manage their own inventory and logistics functions and utilize their own equipment and personnel. In almost all cases, the tenant pays all of the expenses, except for utilities and property taxes that are included in the rent. The terms of the leases may be month to month or as long as five years. The Company does not allow tenants to make any special modifications to the leased space without the Company's prior approval.

                                   For the years ended December 31, 1999 and 1998, public warehouse customers represented approximately 92 and 93 percent of the Company's revenue, the remainder of which was attributable to leased space. The Company is managed as a single business segment.

        Basis of Presentation      The consolidated financial statements include
                                   the   accounts   of    Alford    Refrigerated
                                   Warehouses,   Inc.   and   its   wholly owned
                                   subsidiaries:  Alford   Logistical  Services,
                                   Inc.    ("ALS"),     Thermix      Corporation

                      ALFORD REFRIGERATED WAREHOUSES, INC.

                   Notes to Consolidated Financial Statements

================================================================================


                                   ("Thermix"),       Specialty       Processing
                                   Corporation ("SPC"), Alford Terminal Warehouses, Inc. ("ATW"), Alford Distribution Services, Inc. ("ADS"), Cadiz Properties, Inc. ("Cadiz"), and La Porte Properties, LLC ("LPP"). All intercompany transactions and balances have been eliminated.

                                   The   Company   is   a   subsidiary of Castor
                                   Capital, Inc.

                                   Set forth below is information with respect to certain of the Company's properties. The industry measures space in cubic feet instead of square feet because cost projections include facility height to account for refrigeration and stacked cooled product.



                                                                            Approximate                    Lease
                                                      Primary                  Size            Owned/      Expiration
                                 Location             Use                   (Unaudited)        Lease       Date
                                 -----------------------------------------------------------------------------------------
                                 Dallas, Texas        Corporate office      24,000,000 cubic   Owned       N/A
                                                      & Warehouse           feet on 52 acres

                                 La Porte, Texas      Warehouse             4,500,000 cubic    Owned       N/A
                                                                            feet on 32.3
                                                                            acres

                                 Richardson, Texas    Warehouse             3,200,000 cubic    Leased      Dec. 31, 2007
                                                                            feet on 12.4
                                                                            acres

                                 Fort Worth, Texas    Warehouse             1,550,000 cubic    Owned May   N/A
                                                                            feet on 13.5       1999,
                                                                            acres              leased
                                                                                               prior to


        Cash and Cash              For  purposes  of reporting  the consolidated
        Equivalents                statements   of  cash  flows,   the   Company
                                   considers all highly liquid investments pur-chased with an original maturity of three months or less to be cash equivalents.

        Property, Plant and        Property, plant and equipment are  stated  at
        Equipment                  cost, less accumulated depreciation. The cost
                                   of     additions     and    improvements  are
                                   capitalized, while maintenance and repairs are charged to expense when incurred.

                      ALFORD REFRIGERATED WAREHOUSES, INC.

                   Notes to Consolidated Financial Statements

================================================================================


                                   Depreciation of property, plant and equipment is calculated using the straight-line method. The estimated depreciable lives range from three to seven years for most machinery and equipment and 31.5 years for buildings.

                                   Leased property meeting certain criteria is capitalized and the present value of the related lease payments is recorded as a liability. Amortization of capitalized leased assets is computed on the straight-line method over the term of the lease.

                                   Realization    of   long-lived    assets   is
                                   periodically assessed by the Company to determine if an impairment of the carrying value of the assets has occurred. If impairment exists, an impairment loss is recognized, by a charge against earnings, equal to the amount by which the carrying amount of the asset exceeds the fair value of the asset. If impairment of an asset is recognized, the carrying amount of the asset is reduced by the amount of the impairment, and a new basis for the asset is established. Such new basis is depreciated over the asset's remaining useful life.

        Income Taxes               The  Company  used  the  asset and  liability
                                   approach  for  accounting  for income  taxes.
                                   Deferred income  taxes are recognized for the
                                   tax    consequences    in    future  years of
                                   differences between the tax bases of assets and liabilities and their financial reporting amounts at each year-end based on enacted tax laws and statutory tax rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established when necessary to reduce deferred tax assets to the amount ex-pected to be realized. Income tax expense is the tax payable for the period and the change during the period in deferred tax assets and liabilities.

                      ALFORD REFRIGERATED WAREHOUSES, INC.

                   Notes to Consolidated Financial Statements

================================================================================


        Use of Estimates           The preparation  of  financial  statements in
                                   conformity with generally accepted accounting
                                   principles (GAAP) requires management to make
                                   estimates  and  assumptions  that  affect the
                                   reported  amounts of  assets and  liabilities
                                   and   disclosure   of  contingent  assets and
                                   liabilities  at  the date  of  the  financial
                                   statements  and   the  reported   amounts  of
                                   revenues and  expenses during  the  reporting
                                   period.   Actual  results  could  differ from
                                   these estimates.

        Earnings Per Share Basic earnings per share have been computed based on the weighted average number of common shares outstanding. Diluted earnings per share reflects the increase, if any, in the weighted average common shares outstanding that would result from the potential dilutive effect of unpaid common stock subscriptions. For the years ended December 31, 1999 and 1998, there was no dilution.

        Recent Accounting          In  June  1998,   the   Financial  Accounting
        Pronouncements             Standards Board  (FASB) issued  SFAS No. 133,
                                   "Accounting  for Derivative  Instruments  and
                                   Hedging    Activities",   which   establishes
                                   accounting   and   reporting   standards  for
                                   derivative     instruments     and    hedging
                                   activities.     It    requires     that    an
                                   entity  recognize all  derivatives  as either
                                   assets or  liabilities  in the balance  sheet
                                   and measure those  instruments at fair value.
                                   Implementation  of this standard has recently
                                   been  delayed  by  the  FASB  for a  12-month
                                   period  through the issuance of SFAS No. 137,
                                   "Accounting  for Derivative  Instruments  and
                                   Hedging   Activities   -   deferral   of  the
                                   effective  date of FASB  Statement  No. 133".
                                   SFAS No. 137 defers the effective date of SFAS No. 133 to all fiscal quarters beginning after June 15, 2000. Management does not believe this will have a material effect on the operations.

        Stock Subscriptions        Stock  subscriptions   and   note  receivable
        and Note Receivables       represent   the   unpaid   portion  of  stock
                                   subscription agreements  and an  advance made
                                   by   the   Company   for   the   purchase  of

                      ALFORD REFRIGERATED WAREHOUSES, INC.

                   Notes to Consolidated Financial Statements

================================================================================



                                   the Company's common stock. Stock subscrip-ions and note receivables are presented as a reduction to stockholders' equity.

        Treasury  Stock            Treasury  stock  is  accounted  for under the
                                   cost method and is presented as a reduction to stockholders' equity.

        Reclassifications          Certain   prior   year   amounts   have  been
                                   reclassified to conform to the current year presentation.

2.      Related Party              On December 1, 1996, the Company entered into
        Transactions               an agreement ("the  Agreement")  with certain
                                   shareholders to repay  existing  loans and to
                                   purchase  their  Company  stock.   Among  the
                                   Agreement terms, the  Company  entered into a
                                   $2,600,000  term   note  due   December  2001
                                   secured by shares of the Company's common stock held in escrow.

                                   Effective January 1, 1998, Castor, the Company's Parent, assumed the $2,600,000 note payable. The Company guaranteed the repayment of this note payable. At December 31, 1999, this obligation totaled $2,100,000. No liability has been recorded in the Company's financial statements related to this guarantee.

                                   In settlement of certain amounts owed by Castor, Alford accepted 500,000 shares of its common stock valued at $3.50 per share or $1,750,000 in exchange for a reduction in the amount owed. The 500,000 shares have been recorded by the Company as treasury stock.

                                   The Company's due from affiliates consists of the following at December 31, 1999 and 1998:

                      ALFORD REFRIGERATED WAREHOUSES, INC.

                   Notes to Consolidated Financial Statements

================================================================================


                                       Description                                  1999                 1998
                                 ----------------------------------------------------------------------------------

                                 8% promissory note from
                                 Castor, balance of principal
                                 and accrued interest due
                                 December 31, 2002 (see below)              $      1,452,502     $     1,676,655

                                 Advances to Castor (see below)                      396,424             396,424

                                 Advances to affiliate, guaranteed by                350,000             140,000
                                 Castor
                                 ----------------------------------------------------------------------------------

                                                                            $      2,198,926     $     2,213,079
                                 ==================================================================================



                                   The note and advances due from Castor are secured by 500,000 shares of the Company's stock.

3.      Property, Plant and        The Company's  property, plant and  equipment
        Equipment                  consists of the December 31, 1999 and 1998:

                                                                                        1999               1998
                                 ---------------------------------------------------------------------------------

                                 Land                                       $      5,539,136     $    4,939,136
                                 Building                                         15,351,782         12,707,043
                                 Machinery and equipment                           2,855,281          2,656,873
                                 Machinery and equipment under
                                      capital leases                               1,720,753          1,595,040
                                 ---------------------------------------------------------------------------------

                                                                                  25,466,952         21,898,092
                                 Less accumulated depreciation                     4,044,571          3,140,413
                                 ---------------------------------------------------------------------------------

                                 Total                                      $     21,422,381     $   18,757,679
                                 ---------------------------------------------------------------------------------

                      ALFORD REFRIGERATED WAREHOUSES, INC.

                   Notes to Consolidated Financial Statements

================================================================================


                                   Included in accumulated depreciation is approximately $331,000 and $240,000 of accumulated depreciation related to machinery and equipment under capital leases at December 31, 1999 and 1998, respectively.

                                   During May 1999, the Company acquired a refrigerated warehouse and the related land located in Fort Worth, Texas for a purchase price of $3,000,000. The purchase price consisted of the Company securing a $2,100,000 mortgage loan with a financial institution along with 400,000 shares of the Company's common stock.

4.      Income Taxes               Income  tax  expense  for the  years  ended
                                   December 31, 1999 and 1998 was as follows:



                                                                                  1999                 1998
                                 ---------------------------------------------------------------------------------
                                 Current tax expense                      $         28,000     $         65,000
                                 Deferred tax expense                              398,000              296,000
                                 ---------------------------------------------------------------------------------

                                 Total income tax expense                 $        426,000     $        361,000
                                 ---------------------------------------------------------------------------------


                      ALFORD REFRIGERATED WAREHOUSES, INC.

                   Notes to Consolidated Financial Statements

================================================================================



                                   A reconciliation between the actual income tax expense and income taxes computed by applying the statutory federal income tax rate to earnings before income taxes follows:




                                                                                      1999                 1998
                                 ---------------------------------------------------------------------------------
                                 Computed income taxes, at
                                      34 percent                          $        371,000      $       399,000
                                 Utilization of net operating loss
                                      carryforwards                                      -             (103,000 )
                                 Alternative minimum tax and
                                      franchise taxes                               28,000               65,000
                                 Other, net                                         27,000                    -
                                 ---------------------------------------------------------------------------------

                                                                          $        426,000      $       361,000
                                 ---------------------------------------------------------------------------------

                                   The components of the deferred tax asset and liability at December 31, 1999 and 1998 were approximately as follows:

                                                                                        1999                1998
                                 ---------------------------------------------------------------------------------

                                 Deferred tax liability:
                                      Accelerated depreciation              $     (1,009,000)           (940,000)
                                                                                                 $

                                 Deferred tax asset:
                                      Net operating losses                           833,000           1,162,000
                                 ---------------------------------------------------------------------------------

                                 Net deferred tax asset (liability)         $       (176,000)    $       222,000
                                 =================================================================================

                                   At December 31, 1999, the Company had potential net operating loss carryforwards of approximately $7,915,000, which have expiration dates ranging from 2003 through 2006. A valuation allowance of approximately $1,676,000 exists for NOL carryforwards totaling approximately $4,928,000 not anticipated to be realized before expiration because of an utilization limitation under IRC Section 382. Management believes realization of the entire net asset is more likely than not based on future income projections.

                      ALFORD REFRIGERATED WAREHOUSES, INC.

                   Notes to Consolidated Financial Statements

================================================================================


5. Notes Payable, Long-Term Notes payable consists of various notes due Debt, and Line of Credit to insurers with $121,751 and $117,768 at
                                   December 31, 1999 and 1998 respectively.  The
                                   notes  accrue  interest   at  various  rates;
                                   principal and interest are due monthly. Also, included in notes payable at December 31, 1999, is a 7 percent note payable totaling
                                   $204,185 due to the Company's legal counsel, with a maturity date of December 31, 2000 and an 8 percent note payable to an officer totaling $25,176 with a maturity date of May 1, 2000.

                                   The Company's long-term debt consists of the following:




                                                 Description                            1999               1998
                                 ---------------------------------------------------------------------------------
                                 8.4% Morgan  Guaranty Trust Company of New York
                                      note,  monthly  payments of principal  and
                                      interest of $69,782,  remaining balance of
                                      principal and accrued interest due October
                                      2007, secured by the land and improvements
                                      and certain  other  property and equipment
                                      at the Company's Cadiz Street facility        $    7,728,375    $     7,908,283

                                 8.36% Amresco Capital, L.P. note, monthly pay-
                                      ments of principal and interest due
                                      March 2008, secured by the land and
                                      improvements and certain other property
                                      and equipment at the Company's La Porte,
                                      Texas facility                                     5,292,784          5,355,641




                      ALFORD REFRIGERATED WAREHOUSES, INC.

                   Notes to Consolidated Financial Statements

================================================================================


                                 Primeplus .50% Bank One,  Texas  N.A.  note (9%
                                      at December 31, 1999),  monthly  principal
                                      and   interest    payments   of   $11,667,
                                      remaining balance of principal and accrued
                                      interest due May 2002, secured by the land
                                      and  improvements  of the  Company's  Fort
                                      Worth,  Texas  facility and certain  other
                                      property and equipment and guaranties from
                                      Castor, ALS, Thermix, SPC, ATW and ADS             2,018,331                  -

                                8% Bank One, Texas N.A., Master Lease Agreement,
                                      monthly principal and interest payments of
                                      $32,514 through April 2006, secured by
                                      listed equipment at the Company's  Cadiz
                                      Street Facility, La Porte, Texas,
                                      Richardson, Texas and Fort Worth,  Texas
                                      facilities, and guaranties from Castor,
                                      ALS, Thermix, SPC, ATW and ADS                     1,914,094                  -

                                 Obligations under capital leases,
                                      maturity dates ranging from
                                      2000 through 2004                                    760,619          1,086,504





                      ALFORD REFRIGERATED WAREHOUSES, INC.

                   Notes to Consolidated Financial Statements

================================================================================


                                 Nations  Credit  Commercial   Corporation  term
                                      note,  prime  plus 5%,  monthly  principal
                                      payments of $20,119 plus accrued interest,
                                      secured   by   selected    equipment   and
                                      guaranties from Castor, ALS, Thermix, SPC,
                                      ATW, and ADS                                               -            965,760

                                 Other                                                           -            152,799
                                 --------------------------------------------------------------------------------------
                                                                                        17,714,203         15,468,987
                                 Current maturities                                       (963,885)        (1,072,415)
                                 --------------------------------------------------------------------------------------

                                                                                    $   16,750,318    $    14,396,572
                                 ======================================================================================


                                 Maturities of long-term debt follows:

                                 Year ended December 31,
                                 -----------------------------------------------------------------------------------
                                 2000                                                              $      963,885
                                 2001                                                                     959,602
                                 2002                                                                   2,487,585
                                 2003                                                                     676,784
                                 2004                                                                     719,866
                                 Thereafter                                                            11,906,481
                                 -----------------------------------------------------------------------------------

                                                                                                   $   17,714,203
                                 ===================================================================================


                                   Included in the above maturities of long-term debt are capital lease principal payments of approximately $560,000 in 2000, $531,000 in
                                   2001,  $435,000  in 2002,  $336,000  in 2003,
                                   $350,000  in 2004  and  $463,000  thereafter.
                                   Interest expense related to the future capital lease obligations is approximately $602,000.

                                   The Morgan Guaranty Trust Company of New York and the Amresco Capital, L.P. notes payable require certain escrow accounts and restrict

                      ALFORD REFRIGERATED WAREHOUSES, INC.

                   Notes to Consolidated Financial Statements

================================================================================

                                   the use of the funds to the designated purpose of the accounts in accordance with the terms of the note.

                                   The loan agreement with Bank One, Texas N.A. contains various restrictive covenants. The Company was in technical default of its Cash Flow Coverage Ratio at December 31, 1999. The Company obtained a waiver pertaining to its 1999 Cash Flow Coverage Ratio default.

                                   During May 1999, the Company refinanced its line of credit with Bank One, Texas N.A., which provides up to $2,500,000 through May 1, 2000 at prime plus 1 percent (9.50 percent at December 31, 1999). Interest is payable monthly, and all unpaid but accrued interest and principal is due at maturity. The line of credit is secured by guaranties from Castor, ALS, Thermix, SPC, ATW, and ADS. The Company has obtained the financial institution's commitment and intent to extend the due date to May 1, 2001. Accordingly, the line of credit is presented as non-current.

6.      Commitments and            The Company  rents certain  real  estate  and
        Contingencies              equipment under operating leases.  The leases
                                   do not provide for any significant  renewals;
                                   and, except for insignificant  leases,  there
                                   are  no  existing   purchase  options.   Rent
                                   expense was $884,753 and $1,577,129 for the years ended December 31, 1999 and 1998, res-pectively.

                                   Future minimum rental payments required under operating leases that have initial or remaining noncancelable lease terms in excess of one year at December 31, 1999 are as follows:

                      ALFORD REFRIGERATED WAREHOUSES, INC.

                   Notes to Consolidated Financial Statements

================================================================================



                                 Year ended December 31,              Amount
                                 -----------------------------------------------

                                 2000                             $      625,000
                                 2001                                    613,000
                                 2002                                    605,000
                                 2003                                    600,000
                                 2004                                    600,000
                                 Thereafter                            1,800,000
                                 -----------------------------------------------

                                                                  $    4,843,000
                                 ===============================================

                                   From time to time, in the normal course of business, the Company is a party to various matters of litigation. Management is of the opinion that the eventual resolution of these matters will not have a material adverse effect on the Company.

                                   The Company guaranteed an obligation of Castor. At December 31, 1999, this obligation totaled $2,100,000. No liability has been recorded in the Company's financial statements related to this guarantee.

                                   The Company executed an "Exclusive Option Contract" for the purchase of the Richardson facility for $6,000,000. The option period expired on February 22, 2000. The Company is continuing to negotiate with the seller in regards to the purchase of the Richardson facility.

7.      Concentration  of          At December 31, 1999 and  1998,  the  Company
        Credit Risk                in excess of Risk federally insured limits of
                                   approximately $55,000 and $45,000, respect-ively.

                                   During  1999 and  1998,  no  single  customer
                                   provided  greater  than  10  percent  of  the
                                   Company's revenues. The Company closely monitors the creditworthiness of its customers and does not believe that it is dependent upon any single customer.

                      ALFORD REFRIGERATED WAREHOUSES, INC.

                   Notes to Consolidated Financial Statements

================================================================================



8.      Supplemental Cash Flow     Cash paid for interest during the years ended
        Information                December 31, 1999  and 1998 was approximately
                                   $1,592,000   and   $1,385,000,  respectively.
                                   Cash paid for income taxes during the years ended December 31, 1999 and 1998 was approxi-mately $13,000 and $6,000, respectively.

                                   Noncash  investing  and  financing   activity
                                   during   1999  and  1998   consists   of  the
                                   following:

                                                                                      1999               1998
                                 ----------------------------------------------------------------------------------
                                 Financing of various insurance
                                      policies (Note 5)                       $        394,358    $       385,822
                                 Capitalization of leased assets and
                                      obligations (Note 5)                             129,672          1,191,228
                                 Debt reduction in exchange for
                                      receivable reduction (Note 2)                          -          2,600,000
                                 Issuance of common shares for
                                      services, pursuant to merger
                                      agreement                                              -             10,000
                                 Issuance of 400,000 shares in
                                      connection with the
                                      acquisition of a refrigerated
                                      warehouse and land                               900,000                  -
                                 Return of 500,000 shares in
                                      satisfaction of amount due
                                      from affiliate                                 1,750,000                  -


                      ALFORD REFRIGERATED WAREHOUSES, INC.

                   Notes to Consolidated Financial Statements

================================================================================




9.      Rental Income Under        The Company's  operations include the leasing
        Operating Leases           of space to third parties in their commercial
                                   warehouses.  The following  is a  schedule of
                                   minimum  future   rental   income   on   non-
                                   cancelable operating leases at December 31, 1999:

                                 Year ended December 31,                Amount
                                 -----------------------------------------------

                                 2000                             $      703,000
                                 2001                                    208,000
                                 2002                                     26,000
                                 2003                                     18,000
                                 2004                                     15,000
                                 -----------------------------------------------
                                                                  $      970,000
                                 ===============================================

10.     Description of             Each  share  of  Common  Stock  entitles  the
        Securities                 holder thereof to  one vote on all matters on
                                   which holders are permitted  to vote.  No
                                   shareholder has any preemptive right or other
                                   similar right to purchase  or  subscribe  for
                                   any  additional   securities  issued  by  the
                                   Company, and no shareholder has any right to convert Common Stock into other securities.
                                   No shares of Common Stock are subject to re-demption or to any sinking fund provisions.

                                   Subject to rights of holders of Preferred Stock, if any, the holders of shares of Common Stock are entitled to dividends when, as and if declared by the Board of Directors from funds legally available therefor and, upon liquidation, to a pro rata share in any distribution to shareholders. The Company does not anticipate declaring or paying any cash dividends on the Common Stock in 2000. The Company must obtain approval from its lenders prior to paying dividends in order to remain in compliance with various loan covenants.

                      ALFORD REFRIGERATED WAREHOUSES, INC.

                   Notes to Consolidated Financial Statements

================================================================================




                                   Pursuant to the Company's Amended and Restated Articles of Incorporation, the Board of Directors has the authority to provide for the issuance of up to 5,000,000 shares of Preferred Stock in one or more series and to determine the dividend rights, conversion rights, voting rights, rights and terms of redemption, liquidation preferences, the number of shares constituting any such series and the designation of such series. Because the Board of Directors has the power to establish the preferences and rights of each series, it may afford the holders of any Preferred Stock preferences, powers and rights (including voting rights) senior to the rights of the holders of Common Stock. No shares of Preferred Stock are currently outstanding.

11.     Stock Subscription and     During 1999, the Company entered into stock
        Other Receivables          subscription shares of its common stock  at a
                                   price of $4.50 per share for a total of $630,000. At the date the stock subscription agreements were entered into, the Company received initial payments totaling $90,000.
                                   The balance of $540,000 is recorded by the Company as a stock subscription receivable and has been presented as a reduction from stockholders' equity at December 31, 1999.

                                   The Company received a $400,000 note receivable in May 1999 that, through a series of transactions, was ultimately for the purchase of the Company's stock. The $400,000 note is presented as a reduction from stockholders' equity at December 31, 1999.

12.     Fair Value of Financial    The methods and assumptions  used to estimate
        Instruments                the  fair  value  of  each class of financial
                                   instrument are as follows:

                                   Cash and cash equivalents, trade receivables, certain other current assets, notes payable, accounts payable, and current maturities of long-term debt. The carrying amounts approximate fair value because of the short maturity of these instruments.

                      ALFORD REFRIGERATED WAREHOUSES, INC.

                   Notes to Consolidated Financial Statements

================================================================================


                                   Long-term receivables. The fair value of long-term receivables was based on discounted cash flows or other specific instrument analysis and approximated the carrying amounts.

                                   Long-term debt. The carrying amounts of the Company's bank borrowings under its revolving credit agreement approximates fair value because the interest rate is based on floating rates identified by reference to market rates. The fair values of the Company's other long-term debt either approximate carrying value or are estimated based on quoted market prices for the same or similar issues or on the current rates offered to the Company for debt of the same remaining maturities.

                                         December           1999        1998
                                 -----------------------------------------------

                                 Carrying amount     $ 16,750,318   $ 14,396,572
                                 Fair value            15,993,247     14,253,000
                                 -----------------------------------------------

Item 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

During the registrant's two most recent Fiscal years and subsequent interim periods, neither an independent accountant who was previously engaged as the principal accountant to audit the registrant's financial statements, nor an independent accountant who was previously engaged to audit a significant subsidiary and on whom the principal accountant expressed reliance in its report, has resigned (or indicated it has declined to stand for re-election after the completion of the current audit) or was dismissed.

                                    PART III

Item 9. COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT; DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS

Set forth below is certain information regarding the directors, executive officers and significant employees of the Company. Each of the directors of the Company will serve until the next annual meeting of shareholders or until his successor is elected and qualified. Executive officers of the Company are elected by the Board of Directors to hold office until their respective successors are elected and qualified.

         Name                                     Age                                    Position(s)
         ----                                     ---                                    -----------
         Alton M. Adams                           61                             Chief Executive Officer
         Michael A. Oros                          64                             President and Director
         James C. Williams                        42                             Vice President; Chief Financial
                                                                                 Officer, Treasurer and Director
         Joseph Y. Robichaud                      72                             Director
         Kenneth M. Tomilson                      66                             Director
         John C. Crawford                         63                             Director (independent)
         Len Ebersberger                          60                             Director (independent)



Set forth below is a description of the backgrounds of the directors, executive officers and significant employees of the Company.

Joseph Y. Robichaud has served as a Director of the Company since December 1996 and from March 1994 to July 1995. Mr. Robichaud is also on the board of directors and serves as the chairman and chief executive officer of Castor Capital Corporation. From 1966 to 1995, Mr. Robichaud was chairman and, indirectly, principal shareholder of Odyssey Industries, Inc., which was the sole shareholder of Associated Freezers of Canada, Inc., an operating company in the business of owning and operating frozen food warehousing facilities in Canada and Australia. In 1994, a dispute arose between Odyssey and its bank lender concerning currency exchange rates affecting the repayment of Odyssey's loan. At the request of the bank, a receiver was appointed for Odyssey and the receiver subsequently placed Odyssey into bankruptcy and sold the profitable operations of Associated Freezers of Canada, Inc. Mr. Robichaud received his Bachelor of Science degree in Civil Engineering from the University of New Brunswick in 1950. Mr. Robichaud is the brother-in-law of Mr. Tomilson.

Kenneth M. Tomilson has served as a Director of the Company since December 1996. Mr. Tomilson is also the president of Castor Capital Corporation and has served in that position since 1995. From 1964 to the present, Mr. Tomilson has served as president of Engineering Design & Construction Managers Ltd. which provides design services, engineering, construction supervision and management for low and high-rise residential, commercial and industrial buildings, food processing and refrigerated warehousing. Prior to 1995, Mr. Tomilson was vice president and a director of Odyssey Industries, Inc. In 1994, a dispute arose between Odyssey and its bank lender concerning currency exchange rates affecting the repayment of Odyssey's loan. At the request of the bank, a receiver was appointed for Odyssey and the receiver subsequently placed Odyssey into bankruptcy. Mr. Tomilson is a member of The Canadian Standards Association Technical Committee responsible for setting standards and formulating codes for mechanical refrigeration in Canada. Mr. Tomilson graduated from the University of New Brunswick with a Bachelor of Science degree in Civil Engineering in 1958. Mr. Tomilson is the brother-in-law of Mr. Robichaud and is also the brother-in-law of Mr. Adams.

Alton M. Adams has served as the Chief Executive Officer of the Company since January 1997. Mr. Adams also currently serves as vice president of Castor Capital Corporation, a position which he has held since September 1995. From April 1995 to April 1996, Mr. Adams served as president of Polar Corp International. From 1984 to 1995, he served as president of Associated Freezers of Canada, Inc., and during that time, was also a director of Odyssey
Industries, Inc., which was the sole shareholder of Associated Freezers of Canada, Inc. In 1994, a dispute arose between Odyssey and its bank lender concerning currency exchange rates affecting the repayment of Odyssey's loan. At the request of the bank, a receiver was appointed for Odyssey and the receiver subsequently placed Odyssey into bankruptcy and sold the profitable operations of Associated Freezers of Canada, Inc. Mr. Adams graduated from the University of New Brunswick with a Bachelor of Science degree in Electrical Engineering in 1960, earned a master of science degree in 1963 in Electrical Engineering from Queen's University and a master of arts degree in Political Science from Canadian Forces Staff College in 1968.

Michael A. Oros has served as President of the Company since January 1997 and has served as a Director of the Company since June 1999. He also served as its chief operating officer from January 1997 until December 1998. From 1986 until 1996, Mr. Oros served as president and chief operating officer of Associated Freezers, Inc. Mr. Oros is a member of International Association of Refrigerated Warehousemen, the North Texas Warehouse Association, the American Frozen Food Institute, the Meat Importers Council, the Southwest Meat Association and the National Frozen Food Association.

James C. Williams has served as Vice President, Chief Financial Officer, Secretary and Treasurer of the Company since December 1996. Prior to that time, from October 1995 until April 1997, Mr. Williams served as vice president of finance for Castor Capital Corporation and from June 1987 until October 1995 as the controller for Associated Freezers of Canada, Inc. Mr. Williams is on the Maves Advisory Board. He graduated from the University of Waterloo Co-op Program in 1982 with a bachelor of mathematics degree. Mr. William's degree included a major in mathematics and minors in computer science and accounting.

Dr. John C. Crawford has served as a Director of the Company since June 1999. For the past 18 years, Dr. Crawford has served as a professor of marketing at the University of North Texas at Denton, Texas.

Len Ebersberger has served as a Director of the Company since June 1999. For more than the past 5 years, Mr. Ebersberger has served as president of Refrigerated Warehouse Consultants, Inc. From 1986 to 1991, Mr. Ebersberger served as president of Burris Refrigerated Services. From 1971 to 1978 and from

1984 to 1986, Mr. Ebersberger served as vice president of operations of United Refrigerated Services. Prior to that time, from 1965 to 1971, Mr. Ebersberger worked for E.I. duPont deNemours Co. For the last five years, Mr. Ebersbeger has continued as an instructor in "Refrigerated Warehouse Technology" at the Refrigerated Research & Education Foundation's school at the University of Oklahoma. Mr. Ebersberger has served on the Board of Governors of that Foundation as well as on the Board of Directors of the International Association of Refrigerated Warehouses. Mr. Ebersberger graduated from the United States Naval Academy in 1961 and attended John Hopkins University for pre law and received a degree in Business Administration from Southwest Texas State University.

Due to the broad experience of the Company's executive officers, directors and key personnel in the refrigerated warehousing industry, the Company does not believe that the loss of any one of them would have a material adverse effect on its business. None of the executive officers currently have an employment agreement with the Company, however, Mr. Adams has a consulting contract which automatically renews on an annual basis and provides for a fee of $8,000 per month for services rendered.

Committees of the Board of Directors

The Audit Committee of the Company is comprised of Joseph Robichaud, John Crawford and Len Ebersberger.

Item 10. EXECUTIVE COMPENSATION

Executive Compensation

The following table sets forth the cash and non-cash compensation paid by the Company to its chief executive officer and its two other most highly compensated executive officers for the fiscal years ended December 31, 1999, 1998 and 1997. None of the Company's other officers or directors received cash or non-cash compensation in excess of $100,000 for the fiscal year ended December 31, 1998.


                           SUMMARY COMPENSATION TABLE

                                                                   Long-Term
                                                                 Compensation
                                  Annual Compensation               Awards
    Name and                  ---------------------------    --------------------       All Other
Principal Position                  Year     Salary           Bonus      Options     Compensation(1)
-------------------                ------   --------         -------    ---------    ---------------
Mr. Adams                           1999                                                  96,000
Chief Executive Officer             1998                                                  96,000
                                    1997                                                  96,000
Mr. Oros                            1999    100,000          25,000
President                           1998    100,000          25,000
                                    1997    100,000          25,000

--------------------------------------------------------------------

(1) These amounts were paid pursuant to a consulting contract and were paid by the Company directly to Mr. Adams in 1997 and to Castor Capital Corporation which paid Mr. Adams in 1998 and 1999.


In addition to the officers listed above, Mr. George Gilman served as the president and secretary of Hilltop Acquisition Holding Corporation from February 18, 1998 until December 15, 1998 when it merged with Alford. Mr. Timothy T.

Halter served as president and secretary of Hilltop Acquisition Holding Corporation prior to Mr. Gilman. Neither Mr. Gilman nor Mr. Halter received any compensation for services rendered to Hilltop from 1996 through 1998.

Director Compensation

Directors who are employees of the Company will not receive additional compensation for serving as directors. Independent directors will receive an annual fee established by the Board of Directors of $5,000 and a fee of $500 for attending each meeting of the Board of Directors or any committee of the Board of Directors. All directors will be reimbursed for out-of-pocket expenses incurred in attending meetings and for other expenses incurred in performing in their capacity as directors.

Item 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth certain information as of December 31, 1999 with regard to the beneficial ownership of Common Stock by (i) each person known to the Company to be the beneficial owner of 5% or more of its outstanding Common Stock, (ii) the officers and directors of the Company individually, and (iii) the officers and directors of the Company as a group. All addresses are in care of the Company, 318 Cadiz Street, Dallas, Texas 75207.


                  Name                      Title of Class    Number of Shares Owned             Percent
                  ----                      --------------    ----------------------             -------
         Joseph Y. Robichaud(1)             Common Stock               5,561,372                   79.0%
         Castor Capital Corporation         Common Stock               5,561,372                   79.0%
         Directors and executive            Common Stock               5,561,372                   79.0%
           officers as a group (7 persons)


(1)      All of these  shares  are held by  Castor  Capital  Corporation.  The sole  shareholder  of  Castor is the
         Robichaud  Family Trust,  of which Mr.  Robichaud is the trustee.  Mr.  Robichaud is also the chairman and chief executive officer of Castor.

Castor Capital Corporation is the owner of approximately 79.0% of the outstanding shares of the Common Stock and as such is able to elect the board of directors and determine the outcome of other matters requiring shareholder action without the concurrence of any other shareholder. The sole shareholder of Castor Capital Corporation is the Robichaud Family Trust, of which Mr. Robichaud is trustee. Mr. Robichaud is also the chairman and chief executive officer of Castor.

Item 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

On or about December 1, 1996, Alford entered into an agreement with Canfina AG, a company organized under the laws of Switzerland, and J. Eichmann to repay existing loans to Canfina AG in the original principal amount of $6,700,000 and to purchase all of the shares of stock of Alford owned by Mr. J. Eichmann in exchange for $2,000,000. As of December 1, 1996, Mr. Eichmann owned 5,000 shares (the equivalent of 3,275,686 shares after the reverse merger) or 50% of the issued and outstanding capital stock of Alford (the "Eichmann Shares"). On or about December 4, 1997, Alford paid to Mr. Eichmann $2,000,000 in exchange for rights to the Eichmann Shares using funds obtained through a term note and line of credit. Alford's rights to the Eichmann Shares were subsequently transferred by Alford to Alford's parent, Castor Capital Corporation, in exchange for a $2,000,000 note receivable. On or about December 15, 1998, in connection with the merger of Alford with and into the Company, the Eichmann Shares were converted into 3,275,686 shares of the Company, all of which are being held in escrow pending the final payment due to Mr. Eichmann in December 2001. As of December 31, 1999, the outstanding principal balance on the note was $2,100,000. Castor Capital Corporation has assumed the liability for this note.

On or about February 6, 1998, Alford leased a warehouse facility in La Porte, Texas at market rates from La Porte Properties, LLC, a Texas limited liability company ("La Porte"), which was a wholly owned subsidiary of Alltemp Logistical Services, L.L.C., a Texas limited liability company ("Alltemp"). At that time, Alltemp was a wholly owned subsidiary of Castor Capital Corporation. Effective November 30, 1998, Alltemp was merged with and into Alford.

In 1997, Alford made two loans to its parent, Castor Capital Corporation. On or about September 17, 1997, Alford loaned Castor $1,500,000, and on or about December 4, 1997, Alford loaned Castor $2,000,000. Each of these loans is evidenced by a promissory note bearing interest at a rate of eight percent per annum. The notes are due December 31, 2000 and December 31, 2002. In settlement of certain amounts owed by Castor, Alford accepted 500,000 shares of its common stock during 1999 valued at $3.50 per share or $1,750,000 in exchange for a reduction in the amount owed. The 500,000 shares have been recorded by the Company as treasury stock. As of December 31, 1999, the total amount of principal and interest payable to the Company by Castor pursuant to these two notes was $1,452,502. Mr. Robichaud, a Director of the Company, is the trustee of the Robichaud Family Trust which is the sole shareholder of Castor Capital Corporation.

In 1997 and 1998, Alford paid to Associated Freezers, Inc. an aggregate of $475,903 for the rights to certain trademarks consisting of a penguin and the name Associated Freezers, Inc. At that time, Associated Freezers, Inc. was indirectly owned 100% by Mr. Robichaud. Effective November 30, 1998, Associated Freezers, Inc. was merged with and into its parent which was then merged with and into Alford.

Engineering Design & Construction Managers Ltd. ("EDCM") is a company which specializes in the design, construction and maintenance of refrigerated warehouse facilities. EDCM is owned in equal proportions by Mr. Robichaud, Mr. Tomilson, Mr. Adams and Mr. Paul Haines. EDCM has provided maintenance services to the Company for which it billed the Company on a per diem basis. The Company and EDCM were in the process of formalizing a new agreement, in the first quarter of 1999, which they intended to make effective as of January 1, 1999. This agreement was not consummated.

Castor Capital Corporation owns approximately 79.0% of the Company's issued and outstanding Common Stock. Mr. Robichaud, a director of the Company, is the trustee of the Robichaud Family Trust which owns all of the issued and outstanding stock of Castor Capital Corporation.

Item 13. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

Financial Statement

The consolidated financial statements are contained herein as listed on the "Index" on page F-2 hereof. Reports on Form 8-K

There were no Current Reports on Form 8-K filed by the Company during the quarter ended December 31, 1999 that have not been previously reported in the Company's Quarterly Reports on Form 10-QSB.


Description and Index of Exhibits

--------------------------------------------------------------------------------------------------------------------------------
Number                             Description                                                                         Page
--------------------------------------------------------------------------------------------------------------------------------
2.1                                First Amended Joint Plan of Reorganization dated July 9, 1996 as modified and         N/A
                                   clarified to date. (1)
--------------------------------------------------------------------------------------------------------------------------------
2.2                                Agreement of Plan of Merger dated November 23, 1998 by and between Hilltop            N/A
                                   Acquisition Holding Corporation, Womack Gilman Investment Services, L.C., Halter
                                   Financial Group, Inc. and Alford Refrigerated Warehouse, Inc. (1)
--------------------------------------------------------------------------------------------------------------------------------
3(i)                               Restated Articles of Incorporation (with Amendments) (2)                              N/A
--------------------------------------------------------------------------------------------------------------------------------
3(ii)                              Amended and Restated Bylaws (2)                                                       N/A
--------------------------------------------------------------------------------------------------------------------------------
4.1                                Form of Common Stock Certificate (1)                                                  N/A
--------------------------------------------------------------------------------------------------------------------------------
10.1                               Fixed Rate Note dated September 15, 1997 between Cadiz Properties, Inc., and          N/A
                                   Morgan Guaranty Trust Company of New York (1)
--------------------------------------------------------------------------------------------------------------------------------
10.2                               Fixed Rate Note dated February 6, 1998 between La Porte Properties, L.L.C., and       N/A
                                   Amresco Capital, L.P. (1)
---------------------------------------------------------------------------------------------------------------------------------
10.3                               Consulting Agreement dated January 1, 1997 between Alford Refrigerated                N/A
                                   Warehouses, Inc. and Alton M. Adams, P. Eng. (1)
---------------------------------------------------------------------------------------------------------------------------------
10.4                               Purchase and Sale Agreement executed on or about January 19, 1999 between Alford      N/A
                                   Refrigerated Warehouses, Inc. and Fort Worth Cold Storage Holdings, Inc. (1)
---------------------------------------------------------------------------------------------------------------------------------
10.5                               Consulting Agreement dated March 29, 1999 between Alford Refrigerated Warehouses,     N/A
                                   Inc. and Engineering Design and Construction Managers Limited (1)
---------------------------------------------------------------------------------------------------------------------------------
21.1                               Subsidiaries of the Company (1)                                                       N/A
---------------------------------------------------------------------------------------------------------------------------------
25                                 Power of Attorney (included on signature page)                                        N/A
---------------------------------------------------------------------------------------------------------------------------------
27                                 Financial Data Schedule (Filed herewith)
---------------------------------------------------------------------------------------------------------------------------------

-----------------------------

(1)  Incorporated by reference to the Company's Form 10SB12G/A filed April 26, 1999.
(2)  Incorporated by reference to the Company's Form 10-SB12G, filed February 4, 1999.


                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                      ALFORD REFRIGERATED WAREHOUSE, INC.

                                      By:    /s/ James C. Williams
                                             -----------------------------------
                                                      James C. Williams
                                             President, Chief Financial Officer,
                                             Secretary, Treasurer and Director

April 14, 2000

                      POWER OF ATTORNEY TO SIGN AMENDMENTS

         KNOW ALL BY THESE PRESENTS, that each person who signature appears below does hereby constitute and appoint James C. Williams and Michael A. Oros his true and lawful attorney-in-fact and agent for him and in his name, place and stead, in any and all capacities, to sign any or all amendments to the Alford Refrigerated Warehouse, Inc. Form 10-KSB, Annual Report, for year ending December 31, 1999, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorney-in-fact and agents full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the premises in order to effectuate the same as fully, to all intents and purposes, as they or he might or could do in person, hereby ratifying and confirming that all said attorney-in-fact and agents, or any of them, may lawfully do or cause to be done by virtue hereof. This Power of Attorney been signed below by the following persons in the capacities and on the dates indicated.

         Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the indicated persons on behalf of the Registrant in the capacities and on the dates indicated.



      Signature                          Title                   Date
      ---------                          -----                   ----

/s/ Alton M. Adams              Chief Executive Officer    April 14, 2000
------------------------------
    Alton M. Adams

/s/ Michael A . Oros            President and Director     April 14, 2000
------------------------------
    Michael A .Oros

/s/ James C. Williams           Vice President, Chief      April 14, 2000
------------------------------  Financial Officer,
    James C. Williams           Secretary, Treasurer
                                and Director

/s/ Joseph Y. Robichaud         Director                   April 14, 2000
------------------------------
    Joseph Y. Robichaud

/s/ Kenneth M. Tomilson         Director                   April 14, 2000
------------------------------
    Kenneth M. Tomilson

                                Director                   April __, 2000
------------------------------
    John C. Crawford

                                Director                   April __, 2000
------------------------------
    Len Ebersberger