Form 10QSB
period 2000-03-31
ALFORD REFRIGERATED WAREHOUSES INC
filed 2000-05-15
CIK 1078006

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)

[X]         QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE
            SECURITIES EXCHANGE ACT OF 1934

For the Quarter ended March 31, 2000

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from . . . . . . . . . . . . . . . . . . . . . . . . .
 . to . . . . . . . . . . . . . . . . . . . . . . .

For the Quarter Ended March 31, 2000            Commission file number 000-25351


                      ALFORD REFRIGERATED WAREHOUSES, INC.
               (Exact name of Registrant as specified in charter)

                                                                 75-2695621
             TEXAS                                            (I.R.S. Employer
(State or other jurisdiction of                              Identification No.)
incorporation or organization)
                                                                    75207
     318 Cadiz Street, Dallas, Texas                              (Zip Code)
(Address of principal executive offices)

       Registrant's telephone number, including area code: (214) 426-5151



         Check whether the issuer (1) filed all reports  required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for the shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X]
No [ ]

         State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practical date:

                                                        Shares Outstanding as of
                Title of Class                               March 31, 2000
                --------------                               --------------

$0.01 Par Value Common Stock                                    7,540,715

Transitional Small Business Disclosure Format (check one):  Yes       No   X
                                                               ----      ----
================================================================================



                                      INDEX


Part I: Financial Information

Item1:   Financial Statements (Unaudited)

         Consolidated Balance Sheet:
           March 31, 2000 and December 31, 1999...................................................................3

         Consolidated Statement of Operations:
           Three Months Ended March 31, 2000 and 1999.............................................................4

         Consolidated Statements of Cash Flows:
           Three Months Ended March 31, 2000 and 1999 ............................................................5

         Notes to Consolidated Financial Statements ..............................................................6

Item 2: Management's Discussion and Analysis of Financial Condition

and Results of Operations ........................................................................................7



ALFORD REFRIGERATED WAREHOUSES, INC.
Consolidated Balance Sheets

                                                                                       3/31/2000           12/31/99
                                                                                      (Unaudited)         (Audited)
---------------------------------------------------------------------------------- ------------------ ------------------
Assets     --     Current

   Cash and cash equivalents                                                            $      88,245      $     105,075
   Accounts receivable                                                                      1,448,417          1,753,890
   Prepaid expenses                                                                           380,317            278,498
   Income tax receivable                                                                       19,500             13,000
   Escrows                                                                                    389,659            565,282
Total Current Assets                                                                    $   2,326,138      $   2,715,745
---------------------------------------------------------------------------------- ------------------ ------------------
Property, plant & equipment, net                                                        $  21,321,870      $  21,422,381
Due from affiliate                                                                          2,505,969          2,198,926
Other assets                                                                                  583,531            600,418
Deposits                                                                                      153,183            172,235
Total Assets                                                                            $  26,890,691      $  27,109,705
---------------------------------------------------------------------------------- ------------------ ------------------
Liabilities & Stockholders' Equity     --     Current

   Accounts payable                                                                     $   1,100,486      $     930,336
   Property taxes payable                                                                     341,626            549,307
   Accrued charges                                                                            838,753            822,649
   Notes payable                                                                              391,180            351,112
   Current maturities of long-term debt                                                       961,309            963,885
---------------------------------------------------------------------------------- ------------------ ------------------
Total Current Liabilities                                                               $   3,633,354      $   3,617,289
---------------------------------------------------------------------------------- ------------------ ------------------
Deferred revenue                                                                        $     231,571      $     285,516
Long-term debt, less current maturities                                                    16,568,174         16,750,318
Line of Credit                                                                              1,324,083          1,366,654
Deferred tax liability                                                                        176,039            176,039
Total Liabilities                                                                         $21,933,221        $22,195,816
---------------------------------------------------------------------------------- ------------------ ------------------
Stockholders' Equity

   Preferred stock, par value $0.01 per share; 5,000,000 shares authorized;                         -                  -
   none issued
   Common stock, par value $0.01 per share; 50,000,000 shares authorized;
   issued 7,540,715                                                                     $      75,407      $      75,407
   Additional paid-in capital                                                               6,556,995          6,556,995
   Retained earnings                                                                        1,015,068            971,487
   Stock subscriptions and note receivables                                                  (940,000)          (940,000)
   Treasury stock at cost (500,000 shares)                                                 (1,750,000)        (1,750,000)
Total Stockholders' Equity                                                                  4,957,470          4,913,889
---------------------------------------------------------------------------------- ------------------ ------------------
Total Liabilities & Stockholders' Equity                                                $  26,890,691      $  27,109,705
---------------------------------------------------------------------------------- ------------------ ------------------


ALFORD REFRIGERATED WAREHOUSES, INC.
Consolidated Balance Sheets

                                   (Unaudited)

Three months ended March 31,                                                               2000               1999
-----------------------------------------------------------------------------  -------------------- ------------------
Warehouse revenues                                                                      $ 3,747,601        $ 3,588,702
Operating Costs                                                                           2,618,923          2,497,410
Direct Profit Contribution                                                                1,128,678          1,091,292
-----------------------------------------------------------------------------  -------------------- ------------------
General & Administrative Expenses                                                           205,528            262,033
Depreciation, Rent & Interest Expenses:
   Depreciation                                                                             241,514            200,757
   Rent                                                                                     175,844            217,500
   Interest                                                                                 440,211            356,537
Total Depreciation, Rent & Interest Expense                                             $   857,569        $   774,794
-----------------------------------------------------------------------------  -------------------- ------------------
Income Before Income Taxes                                                              $    65,581        $    54,465
Income Tax Expense                                                                           22,000             16,666
Net Income                                                                              $    43,581        $    37,799
-----------------------------------------------------------------------------  -------------------- ------------------
Basic Earnings Per Share

   Net Income                                                                           $      0.01        $      0.01
-----------------------------------------------------------------------------  -------------------- ------------------
Weighted Average

   Common shares used in computing earnings per share                                     7,540,715          7,000,715
-----------------------------------------------------------------------------  -------------------- ------------------


ALFORD REFRIGERATED WAREHOUSES, INC.
Consolidated Statement of Cash Flows

                                   (Unaudited)

Three months ended March 31,                                                                   2000        1999

-----------------------------------------------------------------------------  -------------------- ------------------
Operating Activities:
   Net Income                                                                          $     43,581       $     37,799
   Adjustments to reconcile net income to net cash
    provided by (used in) operating activities:
       Depreciation expense                                                                 241,514            200,757
       Deferred income taxes                                                                      0             15,577
       Changes in operating assets and liabilities:
           Accounts receivable                                                              305,473            436,788
           Prepaid expenses                                                                 109,076            (10,584)
           Deposits and escrows                                                             194,675            269,428
           Income tax receivable                                                             (6,500)                 0
           Other assets                                                                      16,887             10,451
           Accounts payable                                                                 170,150            254,050
           Property taxes payable                                                          (207,681)          (355,532)
           Accrued charges                                                                   16,104            (61,432)
           Notes payable                                                                   (170,827)           (43,777)
           Deferred revenue                                                                 (53,945)            10,192
Net Cash Provided by Operating Activities                                              $    658,507        $   763,717
-----------------------------------------------------------------------------  -------------------- ------------------
Investing Activities:
   Due from affiliates                                                                 $   (307,043)       $  (201,475)
   Capital expenditures                                                                     (73,462)           (42,085)
Net Cash Used in Investing Activities                                                  $   (380,505)       $  (243,560)
-----------------------------------------------------------------------------  -------------------- ------------------
Financing Activities:
   Principal payments on borrowings                                                        (294,832)          (597,313)
Net Cash Used in Financing Activities                                                      (294,832)          (597,313)
Net decrease in cash and cash equivalents                                                   (16,830)           (77,156)
Cash and cash equivalents, beginning of period                                              105,075            109,517
Cash and cash equivalents, end of period                                               $     88,245        $    32,361
-----------------------------------------------------------------------------  -------------------- ------------------


                      ALFORD REFRIGERATED WAREHOUSES, INC.

                   Notes to Consolidated Financial Statements
                                   (unaudited)

1. The accompanying consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not contain all of the information and footnotes required by generally accepted accounting principles for year end financial statements. It is the opinion of management that all adjustments and eliminations (consisting only of normal, recurring entries) necessary for a fair presentation of financial position as at March 31, 2000 and the results of operations for the period then ended have been included. The results of operations for any interim period are not necessarily indicative of results for the full year. These consolidated financial statements should be read in conjunction with the financial statements and accompanying notes, for the year ended December 31, 1999, contained in the Company's Form 10- KSB as filed with the Securities and Exchange Commission.

2. Basic earnings per share is computed based on the weighted average number of shares outstanding during each of the periods. Diluted earnings per share include the dilutive effect of unexercised stock options and warrants.

3. Subsequent to March 31, 2000, the Company received an offer to purchase its facility in La Porte. The Company believes the offer to be one with substantial merit, but at this time does not have a signed agreement of purchase and sale.

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

       Unless otherwise noted, all dollar amounts are rounded to the nearest dollar. Reference to 2000 and 1999 are to the three months ended March 31 of each year.

                              RESULTS OF OPERATIONS

       The Company currently operates four facilities in the state of Texas.

                       THREE MONTHS ENDED MARCH 31, 2000,
                 COMPARED TO THREE MONTHS ENDED MARCH 31, 1999:

Revenues

       Total revenues for 2000 were $3,747,601, an increase of $158,899, or 4.4%, compared to revenues of $3,588,702 for 1999. This increase in revenues is due primarily to an increase in revenue at the La Porte facility of $149,198.

       The Company recorded a net income of $43,581, or $.01 per share for 2000, as compared to a net income of $37,799, or $.01 per share for 1999.

Operating Costs

       Operating costs increased by $121,513, or 4.9% from 1999 to 2000. This overall increase is generally made up of the net of the following:

     - Wages and benefits increased by $108,515, due to an increase of $77,756 at the La Porte facility and an increase of $37,613 at the Richardson facility.

     - Utilities increased by $43, 932, or 8.8% which is attributable to increases at all the facilities.

     - Insurance increased by $12,898, or 19.7% primarily due to the increase on the renewal of the property insurance, which resulted from bad claims experience in 1999.

     - These increases in operating costs are offset by a multitude of small decreases which on an individual basis are not material.

General and Administrative Expenses

   General and administrative expenses decreased by $56,505, or 21.6%. This decrease was due primarily to an decrease in professional fees of $73,380. The 1999 expenses were associated with public company reporting requirements and an increase in computer software costs of $44,210 associated with becoming Y2K compliant.

Depreciation, Amortization, Rent and Interest

       Depreciation expense increased in 2000 to $241,514 from $200,757 in 1999. This increase is due primarily to the effect of depreciation on assets acquired in 1999 which included the Fort Worth facility acquired in May 1999. Rent expense decreased by $41,656, or 19.2% from 1999 to 2000. This decrease was primarily due to the purchasing the Fort Worth facility in May 1999, which was previously leased. Interest expense was $440,211 in 2000, as compared to $356,537 in 1999. The increase of $83,674, or 23.5% is attributed to an increase in the interest on the mortgage in Fort Worth of $60,109.

Income Tax Expense or Benefit

       Income tax expense includes the current federal tax expense and the effect of deferred taxes related primarily to the difference between book and tax depreciation on property, plant and equipment. For the three months ended March 31, 2000 and March 31, 1999, the Company recorded income tax expense of $22,000 and $16,666, respectively. The change from 1999 to 2000 is due primarily to an increase in income in 2000.

       The Company establishes valuation allowances when necessary, in accordance with the provisions of SFAS 109, "Accounting for Income Taxes", to reduce deferred tax assets to the amount expected to be realized. Based upon future income projections, the Company expects to realize the net asset.

                        LIQUIDITY AND CAPITAL RESOURCES:

       At March 31, 2000, the Company's working capital ratio was 0.6 to 1 as compared to 0.8 to 1 at December 31, 1999. The working capital ratio decreased primarily due to decreases in accounts receivable of $305,473 and increases in accounts payable of $170,150, offset by an increase in prepaid expenses of $101,819. The decrease in escrows was offset by a decrease in property tax payable as a result of property taxes for 1999 being due and payable in January 2000.

       Net cash provided by operating activities for 2000 totaled $658,507 as compared to $763,717 for the three months ended 1999. The decrease in net cash provided by operating activities is comprised of the following factors: net income was $43,581 in 2000, as compared to $37,799 in 1999, a marginal increase of $5,782, depreciation increased $40,757 from 1999 to 2000; deferred income taxes remained constant in 2000 as compared to a increase of $15,577 in 1999; accounts receivable decreased $305,473 in 2000 as compared to an decrease of $436,788 in 1999; prepaid expenses decreased $109,076 in 2000 as compared to an increase of $10,584 in 1999; deposits and escrows decreased $194,675 in 2000 as compared to a decrease of $269,428 in 1999; accounts payable increased $170,150 in 2000 as compared to a increase of $254,050 in 1999; and accrued charges increased $16,104 in 2000 as compared to a decrease of $61,432 in 1999. The cash provided by these activities was partially offset by a decrease in property taxes payable of $207,681 in 2000 as compared to an decrease of $355,532 in 1999; a decrease in notes payable of $170,827 in 2000 as compared to $43,777 in 1999; and deferred revenue decreased $53,945 in 2000 as compared to an increase of $10,192 in 1999.

       Net cash used in Investing activities was $380,505 in 2000 as compared to $243,560 in 1999. Capital expenditures for 2000 were $73,462, compared to $42,085 for 1999. The Company made advances to Castor Capital Corporation, the majority shareholder, of $307,043 in 2000 as compared to $201,475 in 1999.

       The Company has a line of credit which provides up to $2,500,000, of which the company had borrowed $985,000 at March 31, 2000. In addition to the line of credit the Company had an unfunded overdraft in the amount of $339,083, which is grouped for financial statement presentation with the line of credit. The borrowing base on the line of credit fluctuates based on reports submitted by the Company to the lender on an a monthly basis. The line of credit expires on May 1, 2000, but as of the date of this report the expiration date has been extended to September 1, 2000. Prior to the expiration date of the line of credit the Company expects to renew the line of credit with its lender.

       Net cash used in financing activities for 2000 totaled $294,832 as compared to $597,313 in 1999. The Company paid $42,571 on the line of credit in 2000 as compared to $208,603 in 1999. The cash used to make principal payments on the Company's long term debt was $252,261 in 2000 as compared to principal payments on long term debt of $388,710 in 1999.

       The Company filed a Form SB-2 registration statement to register 3,900,000 shares of the Company's common stock. Of the total shares registered, 1,000,000 shares were to be offered for sale by the Company on a best efforts basis at a price of $4.50 per share, 2,500,000 shares were shares owned by Castor Capital Corporation, the majority shareholder, and remaining 400,000 shares were those issued in connection with the purchase of the Fort Worth facility. The Company had sold a total of 140,000 shares as of March 31, 2000. Castor Capital Corporation had sold 490,000 shares as of March 31, 2000. Castor held 79.0% of the Company's outstanding common stock as of March 31, 2000.

       The Company guaranteed a certain obligation of its parent, Castor, this obligation totaled $2,037,500 at March 31, 2000. The Company believes that the collateral pledged by its parent is adequate to cover the debt in case of a default and has not recorded a liability in the financial statements related to this guarantee.

       The Company believes that cash flow from operations will be adequate to fund the Company's capital requirements.

       The Company has executed an "Exclusive Option Contract" for the purchase of the Richardson facility for $6,000,000. The option period expired on February 22, 2000, however the Company has signed an extension to the option period to July 31, 2000 and expects to exercise the option and complete the purchase in the second quarter of 2000.

                                   YEAR 2000:

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

                ALFORD REFRIGERATED WAREHOUSES, INC.




                By:  /s/ James C. Williams
                     -----------------------------------------------------------
                     James C. Williams, Vice President, Chief Financial Officer, Secretary, Treasurer and Director

May 12, 2000