Form 10QSB
period 2000-06-30
ALFORD REFRIGERATED WAREHOUSES INC
filed 2000-08-15
CIK 1078006

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)
  [X]    QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE
         SECURITIES EXCHANGE ACT OF 1934

                       For the Quarter ended June 30, 2000
                                       OR

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

                                318 Cadiz Street
                               Dallas, Texas 75207
                    (Address of principal executive offices)

       Registrant's telephone number, including area code: (214) 426-5151



         Check whether the issuer (1) filed all reports  required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for the shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes [X] No [ ]

         State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practical date:

             Title of Class                             Shares Outstanding as of
             --------------                                   June 30,2000
     $0.01 Par Value Common Stock                             -------------
                                                                 7,540,715

Transitional Small Business Disclosure Format (check one):  Yes    No   X
                                                               ----   ----
================================================================================


                                      INDEX
Part I - Financial Information

Item1.   Financial Statements (Unaudited)

         Consolidated Balance Sheet:
           June 30, 2000 and December 31, 1999....................................................................4

         Consolidated Statement of Operations:
           Six Months Ended June 30, 2000 and 1999................................................................5

         Consolidated Statement of Operations:
           Three Months Ended June 30, 2000 and 1999 .............................................................6

         Consolidated Statements of Cash Flows:
           Six Months Ended June 30, 2000 and 1999 ...............................................................7

         Notes to Consolidated Financial Statements ..............................................................8

Item 2.  Management's Discussion and Analysis of Financial Condition
and Results of Operations ........................................................................................9

Part II - Other Information

Item 1.  Legal Proceedings.......................................................................................12

Item 2.  Change in Securities and
           Use of Proceeds.......................................................................................12

Item 3.  Default Upon Senior Securities..........................................................................12

Item 4.  Submission of Matters to
           a Vote of Security Holders............................................................................12

Item 5.  Other Information.......................................................................................12

Item 6.  Exhibits and Reports on Form 8-K........................................................................13


PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS



ALFORD REFRIGERATED WAREHOUSES, INC.
Consolidated Balance Sheets

                                                                                           6/30/2000           12/31/99
                                                                                          (Unaudited)         (Audited)
========================================================================================================================
Assets     --     Current
   Cash and cash equivalents                                                             $  3,241,386      $     105,075
   Accounts receivable                                                                      1,056,069          1,753,890
   Prepaid expenses                                                                           358,373            278,498
   Income tax receivable                                                                       19,500             13,000
   Escrows                                                                                    580,650            565,282
------------------------------------------------------------------------------------------------------------------------
Total Current Assets                                                                     $  5,255,978      $   2,715,745
========================================================================================================================
Property, plant & equipment, net                                                         $ 14,981,306      $  21,422,381
Due from affiliate                                                                          2,728,500          2,198,926
Other assets                                                                                  489,116            600,418
Deposits                                                                                      208,177            172,235
------------------------------------------------------------------------------------------------------------------------
Total Assets                                                                             $ 23,663,077      $  27,109,705
========================================================================================================================
Liabilities & Stockholders' Equity     --     Current
   Accounts payable                                                                      $  1,291,473      $     930,336
   Property taxes payable                                                                     400,958            549,307
   Accrued charges                                                                          1,760,272            822,649
   Notes payable                                                                              317,216            351,112
   Current maturities of long-term debt                                                       783,987            963,885
------------------------------------------------------------------------------------------------------------------------
Total Current Liabilities                                                                $  4,553,906      $   3,617,289
========================================================================================================================
Deferred revenue                                                                         $    195,940      $     285,516
Long-term debt, less current maturities                                                    10,947,800         16,750,318
Line of Credit                                                                              1,045,460          1,366,654
Deferred tax liability                                                                        176,039            176,039
------------------------------------------------------------------------------------------------------------------------
Total Liabilities                                                                        $ 16,919,145      $  22,195,816
========================================================================================================================
Stockholders' Equity
   Preferred stock, par value $0.01 per share; 5,000,000 shares authorized;                         -                  -
   none issued
   Common stock, par value $0.01 per share; 50,000,000 shares authorized;
   issued 7,540,715                                                                      $     75,407      $      75,407
   Additional paid-in capital                                                               6,556,995          6,556,995
   Retained earnings                                                                        2,801,530            971,487
   Stock subscriptions and note receivables                                                 (940,000)          (940,000)
   Treasury stock at cost (500,000 shares)                                                (1,750,000)        (1,750,000)
------------------------------------------------------------------------------------------------------------------------
Total Stockholders' Equity                                                                  6,743,932          4,913,889
------------------------------------------------------------------------------------------------------------------------
Total Liabilities & Stockholders' Equity                                                 $ 23,663,077      $  27,109,705
========================================================================================================================


ALFORD REFRIGERATED WAREHOUSES, INC.
Consolidated Statement of Operations

                                                            (Unaudited)
Six months ended June 30,                                                                   2000                1999
========================================================================================================================
Warehouse revenues                                                                       $  7,115,121      $   7,314,041
Operating Costs                                                                             5,131,448          4,793,305
------------------------------------------------------------------------------------------------------------------------
Direct Profit Contribution                                                                  1,983,673          2,520,736
========================================================================================================================
General & Administrative Expenses                                                             411,214            451,651
Depreciation, Rent & Interest Expenses:
   Depreciation                                                                               457,553            406,742
   Rent                                                                                       300,000            404,516
   Interest                                                                                   864,701            733,105
------------------------------------------------------------------------------------------------------------------------
Total Depreciation, Rent & Interest Expense                                              $  1,622,254      $   1,544,363
========================================================================================================================
Other Income
   Gain on sale of land, building and equipment                                          $  2,821,838      $           0
------------------------------------------------------------------------------------------------------------------------
Income Before Income Taxes                                                               $  2,772,043      $     524,722
Income Tax Expense                                                                            942,000            178,405
------------------------------------------------------------------------------------------------------------------------
Net Income                                                                               $ 1,830,043       $     346,317
========================================================================================================================
Basic Earnings Per Share
   Net Income                                                                            $      0.24       $        0.05
========================================================================================================================
Weighted Average
   Common shares used in computing earnings per share                                      7,540,715           7,098,229
========================================================================================================================


ALFORD REFRIGERATED WAREHOUSES, INC.
Consolidated Statement of Operations

                                                            (Unaudited)

Three months ended June 30,                                                                2000               1999
======================================================================================================================
Warehouse revenues                                                                     $  3,367,520       $  3,725,339
Operating Costs                                                                           2,512,524          2,295,895
----------------------------------------------------------------------------------------------------------------------
Direct Profit Contribution                                                                  854,996          1,429,444
======================================================================================================================
General & Administrative Expenses                                                           205,686            189,618
Depreciation, Rent & Interest Expenses:
   Depreciation                                                                             216,039            205,985
   Rent                                                                                     124,156            187,016
   Interest                                                                                 424,490            376,568
----------------------------------------------------------------------------------------------------------------------
Total Depreciation, Rent & Interest Expense                                            $    764,685       $    769,569
======================================================================================================================
Other Income
   Gain on sale of land, building and equipment                                        $  2,821,838       $          0
----------------------------------------------------------------------------------------------------------------------
Income Before Income Taxes                                                             $  2,706,463       $    470,257
Income Tax Expense                                                                          920,000            161,739
----------------------------------------------------------------------------------------------------------------------
Net Income                                                                             $  1,786,463       $    308,518
======================================================================================================================
Basic Earnings Per Share
   Net Income                                                                          $       0.24       $       0.04
======================================================================================================================
Weighted Average
   Common shares used in computing earnings per share                                     7,540,715          7,098,229
======================================================================================================================




ALFORD REFRIGERATED WAREHOUSES, INC.
Consolidated Statement of Cash Flows

                                                  (Unaudited)

Six months ended June 30,                                                                  2000               1999
======================================================================================================================
Operating Activities:

   Net Income                                                                         $  1,830,043       $     346,317
   Adjustments to reconcile net income to net cash
    provided by operating activities:

       Gain on sale of land, building and equipment                                     (2,821,838)                  0
       Depreciation expense                                                                457,553             406,742
       Deferred income taxes                                                                     0             167,911
       Changes in operating assets and liabilities:
           Accounts receivable                                                             704,130             355,218
           Prepaid expenses                                                                195,826                (780)
           Deposits and escrows                                                              9,684             194,530
           Income tax receivable                                                            (6,500)             (6,500)
           Other assets                                                                     32,923            (228,114)
           Accounts payable                                                                337,291             454,922
           Property taxes payable                                                          (72,873)           (220,900)
           Accrued charges                                                                 975,521            (124,113)
           Notes payable                                                                  (310,711)           (136,306)

           Deferred revenue                                                                (89,576)            (14,751)
-----------------------------------------------------------------------------------------------------------------------
Net Cash Provided by Operating Activities                                             $  1,241,473        $  1,194,176
=======================================================================================================================
Investing Activities:
   Proceeds from sale of land, building and equipment                                 $  3,662,666        $          0
   Due from affiliates                                                                    (529,574)           (906,872)
   Capital expenditures                                                                   (112,936)           (320,330)
   Increase in note receivable                                                                   0            (400,000)
-----------------------------------------------------------------------------------------------------------------------
Net Cash Provided by (Used in) Investing Activities                                   $  3,020,156        $ (1,627,202)
=======================================================================================================================
Financing Activities:
    Proceeds from borrowings                                                                     0           1,866,451
   Principal payments on borrowings                                                     (1,125,318)         (1,545,501)
-----------------------------------------------------------------------------------------------------------------------
Net increase (decrease) in cash and cash equivalents                                     3,136,311             (52,076)
Cash and cash equivalents, beginning of period                                             105,075             109,517
-----------------------------------------------------------------------------------------------------------------------
Cash and cash equivalents, end of period                                              $  3,241,386        $     57,441
=======================================================================================================================


                      ALFORD REFRIGERATED WAREHOUSES, INC.

                   Notes to Consolidated Financial Statements
                                   (unaudited)

1. The accompanying consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not contain all of the information and footnotes required by generally accepted accounting principles for year end financial statements. It is the opinion of management that all adjustments and eliminations (consisting only of normal, recurring entries) necessary for a fair presentation of financial position as at June 30, 2000 and the results of operations for the period then ended have been included. The results of operations for any interim period are not necessarily indicative of results for the full year. These consolidated financial statements should be read in conjunction with the financial statements and accompanying notes, for the year ended December 31, 1999, contained in the Company's Form 10- KSB as filed with the Securities and Exchange Commission.

2. Basic earnings per share is computed based on the weighted average number of shares outstanding during each of the periods. Diluted earnings per share include the dilutive effect of unexercised stock options and warrants.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward Looking Statements

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

General

       The Company currently operates three facilities in the state of Texas.

       Unless otherwise noted, all dollar amounts are rounded to the nearest dollar. Reference to 2000 and 1999 are to the six months ended June 30 of each year.

Six Months Ended June 30, 2000, Compared to Six Months Ended June 30, 1999:

Revenues

       Total revenues for 2000 were $7,115,121, a decrease of $198,920, or 2.7%, compared to revenues of $7,314,041 for 1999. This decrease in revenues is due primarily to the sale of the La Porte facility on June 1, 2000.

       The Company recorded a net income of $1,830,043, or $.24 per share for 2000, as compared to a net income of $346,317, or $.05 per share for 1999. This increase in net income is due to the gain on the sale of the La Porte facility.

Operating Costs

       Operating costs increased by $338,143, or 7.1% from 1999 to 2000. This overall increase is generally made up of the net of the following:

     - Wages and benefits increased by $198,305, due to an increase of $123,567 at the Cadiz facility and an increase of $68,169 at the Richardson facility.

     - Utilities increased by $85,265, or 8.2% which is attributable to increases at all the facilities.

     - Insurance increased by $35,157, or 26.2% primarily due to the increase on the renewal of the property insurance, which resulted from bad claims experience in 1999.

     - These increases in operating costs in conjunction with other immaterial increases are offset by a multitude of small immaterial decreases. In addition the sale of the La Porte facility on June 1, 2000 has had a compensating effect on the increase in operating costs.

General and Administrative Expenses

   General and administrative expenses decreased by $40,437, or 9.0%. This decrease was due primarily to a decrease in professional fees of $59,045, offset by increases in other general and administrative expenses which on an individual basis are not material. The 1999 professional fees were associated with public company reporting requirements and an increase in computer software costs of $44,210 associated with becoming Y2K compliant.

Depreciation, Amortization, Rent and Interest

       Depreciation expense increased in 2000 to $457,553 from $406,742 in 1999. This increase is due primarily to the effect of depreciation on assets acquired in 1999 which included the Fort Worth facility acquired in May 1999. The increase in depreciation expense is offset by only five months of depreciation on the assets associated with the La Porte facility. Rent expense decreased by $104,516, or 25.8% from 1999 to 2000. This decrease was primarily due to purchasing the Fort Worth facility in May 1999, which was previously leased. Interest expense was $864,701 in 2000, as compared to $733,105 in 1999. The increase of $131,596, or 18.0% is attributed primarily to an increase in the interest on the mortgage in Fort Worth of $87,779. The remaining increase is due to the additional financing acquired in April 1999 offset by only five months of interest on La Porte in 2000.

Income Tax Expense or Benefit

       Income tax expense includes the current federal tax expense and the effect of deferred taxes related primarily to the difference between book and tax depreciation on property, plant and equipment. For the six months ended June 30, 2000 and June 30, 1999, the Company recorded income tax expense of $942,000 and $178,405, respectively. The change from 1999 to 2000 is due primarily to tax expense related to the sale of the La Porte facility.

       The Company establishes valuation allowances when necessary, in accordance with the provisions of SFAS 109, "Accounting for Income Taxes", to reduce deferred tax assets to the amount expected to be realized. Based upon future income projections, the Company expects to realize the net asset.

Liquidity and Capital Resources:

       At June 30, 2000, the Company's working capital ratio was 1.1 to 1 as compared to 0.8 to 1 at December 31, 1999. The working capital ratio increased primarily due to increases in cash and cash equivalents of $3,136,311, associated with the proceeds on the sale of the La Porte facility, an increase in prepaid expense of $79,875, a decrease in property taxes payable of $148,349 and a decrease in current maturities of long-term debt of $179,898, offset by a decrease in accounts receivable of $697,821, an increase in accounts payable of $361,137 and an increase in accrued charges of $937,623. The decrease in accounts receivable, property taxes payable and current maturities of long- term debt and the increase in accrued charges are primarily related to the sale of the La Porte facility.

       Net cash provided by operating activities for 2000 totaled $1,241,473 as compared to $1,194,176 for the six months ended 1999. The increase in net cash provided by operating activities is comprised of the following factors: depreciation increased $50,811 from 1999 to 2000; accounts receivable decreased $704,130 in 2000 as compared to a decrease of $355,218 in 1999; prepaid expenses decreased $195,826 in 2000 as compared to an increase of $780 in 1999; deposits and escrows decreased only $9,684 in 2000 as compared to a decrease of $194,530 in 1999; other assets decreased $32,923 in 2000 as compared to an increase of $228,114 in 1999; accounts payable increased $337,291 in 2000 as compared to an increase of $454,922 in 1999; and accrued charges increased $975,521 in 2000 as compared to a decrease of $124,113 in 1999. The cash provided by these activities was partially offset by no deferred income taxes in 2000, compared to $167,911 in 1999; property taxes payable decreased by $72,873 in 2000 as compared to a decrease of $220,900 in 1999; a decrease in notes payable of $310,711 in 2000 as compared to $136,306 in 1999; and deferred revenue decreased $89,576 in 2000 as compared to $14,751 in 1999.

       Net cash provided by investing activities was $3,020,156 in 2000 as compared to net cash used in investing activities of $1,627,202 in 1999. Capital expenditures for 2000 were $112,936, compared to $320,330 for 1999. The Company made advances to Castor Capital Corporation, the majority shareholder, of $529,574 in 2000 as compared to $906,872 in 1999. These uses of cash in investing activities were offset by the proceeds provided by the sale of the La Porte facility of $3,662,666.

       The Company has a line of credit which provides up to $2,500,000, of which the company had borrowed $1,020,000 at June 30, 2000. In addition to the line of credit the Company had an unfunded overdraft in the amount of $25,460, which is grouped for financial statement presentation with the line of credit. The borrowing base on the line of credit fluctuates based on reports submitted by the Company to the lender on an a monthly basis. The line of credit expired on May 1, 2000, but as of the date of this report the expiration date has been extended to September 1, 2000. Prior to the expiration date of the line of credit the Company expects to renew the line of credit with its lender.

       Net cash used in financing activities for 2000 totaled $1,125,318 as compared to net cash provided of $380,950 in 1999. The Company paid $321,194 on the line of credit in 2000 as compared to $233,549 in 1999. The cash used to make principal payments on the Company's long term debt was $1,125,318 in 2000 as compared to principal payments on long term debt of $1,545,501 in 1999. The Company had cash provided from borrowings of $1,866,451 and the sale of shares of $60,000 in 1999.

       The Company filed a Form SB-2 registration statement to register 3,900,000 shares of the Company's common stock. Of the total shares registered, 1,000,000 shares were to be offered for sale by the Company on a best efforts basis at a price of $4.50 per share, 2,500,000 shares were shares owned by Castor Capital Corporation, the majority shareholder, and remaining 400,000 shares were those issued in connection with the purchase of the Fort Worth facility. The Company had sold a total of 140,000 shares as of June 30, 2000. Castor Capital Corporation had sold 490,000 shares as of June 30, 2000. Castor held 79.0% of the Company's outstanding common stock as of June 30, 2000.

       The Company guaranteed a certain obligation of its parent, Castor, this obligation totaled $1,975,000 at June 30, 2000. The Company believes that the collateral pledged by its parent is adequate to cover the debt in case of a default and has not recorded a liability in the financial statements related to this guarantee.

       The Company believes that cash flow from operations will be adequate to fund the Company's capital requirements.

       The Company has executed an "Exclusive Option Contract" for the purchase of the Richardson facility for $6,000,000. The option period expired on February 22, 2000, however the Company has signed an extension to the option period to July 31, 2000. At the date of this report the Company is finalizing financing arrangements with a lender and expects to complete the transaction within 30 days.

       The Company completed the sale of the La Porte facility on June 1, 2000. The assets sold included the land, building, equipment and business associated with the La Porte facility. The sale price of $9,295,000 was paid by the purchaser assuming the mortgage in the amount of $5,264,359 and a cash payment of $4,030,641. After deducting fees for broker commission, title fees, survey fees, realty taxes, mortgage interest and mortgage transfer fees the Company netted $3,662,666 cash proceeds. The Company also placed in escrow $250,000 for eighteen months for possible claims with respect to major repairs on the building.

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

PART II - OTHER INFORMATION

ITEM 1.       LEGAL PROCEEDINGS

           Not Applicable

ITEM 2.       CHANGE IN SECURITIES AND USE OF PROCEEDS

           Not Applicable

ITEM 3.       DEFAULT UPON SENIOR SECURITIES

           Not Applicable

ITEM 4.       SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

           Not Applicable

ITEM 5.       OTHER INFORMATION

           Not Applicable

ITEM 6.       EXHIBITS AND REPORTS ON FORM 8-K

           Exhibit 10.1 Asset Purchase Agreement, dated as of June 2, 2000 by and among Pacific Logistics, L.P., as Buyer, P&O Cold Properties II, LLC, as Real Property Buyer, Alford Refrigerated Warehouse, Inc. as Seller, La Porte Properties, LLC as Real Property Seller and Castor Capital Corporation as Shareholder.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the issuer has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

     ALFORD REFRIGERATED WAREHOUSES, INC.




     By:  /s/ James C. Williams
          ----------------------------------------------------------------------
          James C. Williams, Vice President, Chief Financial Officer, Secretary, Treasurer and Director



August 14, 2000