Form 10QSB
period 2000-09-30
ALFORD REFRIGERATED WAREHOUSES INC
filed 2000-11-14
CIK 1078006

================================================================================
                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)

         QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                    For the Quarter ended September 30, 2000
                                       OR
     _   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the transition period from . . . . . . . . . . . . to . . . . . . . . . . .

                        Commission file number 000-25351

                      ALFORD REFRIGERATED WAREHOUSES, INC.
               (Exact name of Registrant as specified in charter)

--------------------------------------------------------------------------------

             TEXAS                                                75-2695621
(State or other jurisdiction of                               (I.R.S. Employer
incorporation or organization)                               Identification No.)
--------------------------------------------------------------------------------

                                318 Cadiz Street
                               Dallas, Texas 75207
                    (Address of principal executive offices)

--------------------------------------------------------------------------------

       Registrant's telephone number, including area code: (214) 426-5151

--------------------------------------------------------------------------------

     Check  whether  the issuer (1) filed all  reports  required  to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for the shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes __ No __

     State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practical date:

--------------------------------------------------------------------------------

   Title of Class                                       Shares Outstanding as of
                                                            September 30, 2000
                                                            ------------------
   $0.01 Par Value Common Stock                                 7,540,715
--------------------------------------------------------------------------------
Transitional Small Business Disclosure Format (check one):  Yes     No   X
                                                               ----    ----
================================================================================

                                      INDEX

Part I - Financial Information

Item 1.  Financial Statements (Unaudited)

         Consolidated Balance Sheet:
           September 30, 2000 and December 31, 1999                          4

         Consolidated Statement of Operations:
           Nine Months Ended September 30, 2000 and 1999                     5

         Consolidated Statement of Operations:
           Three Months Ended September 30, 2000 and 1999                    6

         Consolidated Statements of Cash Flows:
           Nine Months Ended September 30, 2000 and 1999                     7

         Notes to Consolidated Financial Statements                          8

Item 2.  Management's Discussion and Analysis of Financial Condition
and Results of Operations                                                    9

Part II - Other Information

Item 1.  Legal Proceedings                                                  13

Item 2.  Change in Securities and
           Use of Proceeds                                                  13

Item 3.  Default Upon Senior Securities                                     13

Item 4.  Submission of Matters to
           a Vote of Security Holders                                       13

Item 5.  Other Information                                                  13

Item 6.  Exhibits and Reports on Form 8-K                                   13

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS


ALFORD REFRIGERATED WAREHOUSES, INC.
Consolidated Balance Sheets

----------------------------------------------------------------------------------------------------------------------
                                                                                       9/30/2000         12/31/99
                                                                                      (Unaudited)       (Audited)
======================================================================================================================
Assets     --     Current
Cash and cash equivalents                                                               $ 2,937,906       $   105,075
  Accounts receivable                                                                     1,333,179         1,753,890
  Prepaid expenses                                                                          405,458           278,498
  Income tax receivable                                                                      19,500            13,000
  Escrows                                                                                   604,569           565,282
                                                                                        -----------       -----------
Total Current Assets                                                                    $ 5,300,612       $ 2,715,745
======================================================================================================================
Property, plant & equipment, net                                                        $14,853,427       $21,422,381
Due from affiliate                                                                        2,376,685         2,198,926
Other assets                                                                                474,784           600,418
Deposits                                                                                    115,676           172,235
                                                                                        -----------       -----------
Total Assets                                                                            $23,121,184       $27,109,705
=====================================================================================================================
Liabilities & Stockholders' Equity     --     Current
    Line of Credit                                                                      $ 1,112,248       $         0
    Accounts payable                                                                      1,400,060           930,336
  Property taxes payable                                                                    298,984           549,307
  Accrued charges                                                                         1,526,429           822,649
  Notes payable                                                                             249,657           351,112
  Current maturities of long-term debt                                                    2,545,269           963,885
                                                                                        -----------       -----------
Total Current Liabilities                                                               $ 7,132,647       $ 3,617,289
=====================================================================================================================
Deferred revenue                                                                          $ 178,804         $ 285,516
Long-term debt, less current maturities                                                   9,103,808        16,750,318
Line of Credit                                                                                    0         1,366,654
Deferred tax liability                                                                      176,039           176,039
                                                                                        -----------       -----------
Total Liabilities                                                                       $16,591,298       $22,195,816
=====================================================================================================================
Stockholders' Equity
Preferred stock,  par value $0.01 per share;  5,000,000  shares  authorized;  none
issued                                                                                            -                 -
Common stock,  par value $0.01 per share;  50,000,000  shares  authorized;  issued
7,540,715                                                                               $    75,407       $    75,407
  Additional paid-in capital                                                              6,556,995         6,556,995
  Retained earnings                                                                       2,587,484           971,487
  Stock subscriptions and note receivables                                                 (940,000)         (940,000)
  Treasury stock at cost (500,000 shares)                                                (1,750,000)       (1,750,000)
                                                                                        -----------       -----------
Total Stockholders' Equity                                                                6,529,886         4,913,889
                                                                                        -----------       -----------
Total Liabilities & Stockholders' Equity                                                $23,121,184       $27,109,705
                                                                                        ===========       ===========




ALFORD REFRIGERATED WAREHOUSES, INC.
Consolidated Statement of Operations

                                                              (Unaudited)
--------------------------------------------------------------------------------------------------------------------
Nine months ended September 30,                                                              2000              1999
====================================================================================================================
Warehouse revenues                                                                    $ 9,988,992      $ 11,641,032
Operating Costs                                                                         7,420,620         7,482,625
Direct Profit Contribution                                                              2,568,372         4,158,407
====================================================================================================================
General & Administrative Expenses                                                         634,916           724,012
Depreciation, Rent & Interest Expenses:
Depreciation                                                                              660,941           645,666
         Rent                                                                             450,000           630,356
         Interest                                                                       1,195,456         1,137,887
                                                                                      -----------       -----------
Total Depreciation, Rent & Interest Expense                                           $ 2,306,397       $ 2,413,909
Other Income
   Gain on sale of land, building and equipment                                       $ 2,821,938       $         0
Income Before Income Taxes                                                            $ 2,448,997       $ 1,020,486
Income Tax Expense                                                                        833,000           346,965
                                                                                      -----------       -----------
Net Income                                                                            $ 1,615,997       $   673,521
===================================================================================================================
Basic Earnings Per Share
Net Income                                                                            $      0.21       $      0.09
===================================================================================================================
Weighted Average
Common shares used in computing earnings per share                                      7,540,715         7,247,344
===================================================================================================================




ALFORD REFRIGERATED WAREHOUSES, INC.
Consolidated Statement of Operations

                                                              (Unaudited)
--------------------------------------------------------------------------------------------------------------------
Three months ended September 30,                                                             2000              1999
====================================================================================================================
Warehouse revenues                                                                    $ 2,873,871       $ 4,326,991
Operating Costs                                                                         2,289,172         2,689,320
Direct Profit Contribution                                                                584,699         1,637,671
====================================================================================================================
General & Administrative Expenses                                                         223,702           272,361
Depreciation, Rent & Interest Expenses:
Depreciation                                                                              203,388           238,924
         Rent                                                                             150,000           225,840
         Interest                                                                         330,755           404,782
                                                                                      -----------       -----------
Total Depreciation, Rent & Interest Expense                                           $   684,143       $   869,546
====================================================================================================================
Other Income
   Gain on sale of land, building and equipment                                       $       100       $         0
Income (Loss) Before Income Taxes                                                     $(  323,046)      $   495,764
Income Tax Expense (Benefit)                                                           (  109,000)          168,560
                                                                                      -----------       -----------
Net Income (Loss)                                                                     $(  214,046)      $   327,204
====================================================================================================================
Basic Earnings (Loss) Per Share
Net Income                                                                            $     (0.03)      $      0.05
====================================================================================================================
Weighted Average
Common shares used in computing earnings per share                                      7,540,715         7,247,344
====================================================================================================================



ALFORD REFRIGERATED WAREHOUSES, INC.
Consolidated Statement of Cash Flows

                                                              (Unaudited)
--------------------------------------------------------------------------------------------------------------------
Nine months ended September 30,                                                              2000           1999
====================================================================================================================
                                                                  Operating
                                                                 Activities:
--------------------------------------------------------------------------------------------------------------------
         Net Income                                                                    $1,615,997        $  673,521
  Adjustments  to  reconcile  net  income  to net  cash  provided  by  operating activities:

Gain on sale of land, building and equipment                                           (2,821,938)                0
     Depreciation expense                                                                 660,934           645,666
     Deferred income taxes                                                                      0           326,555
     Changes in operating assets and liabilities:
        Accounts receivable                                                               427,020           454,629
        Prepaid expenses                                                                  356,502           144,129
        Deposits and escrows                                                               78,266           156,097
        Income tax receivable                                                              (6,500)           (6,500)
        Other assets                                                                       47,255          (296,999)
        Accounts payable                                                                  445,878           469,776
        Property taxes payable                                                           (174,847)         (136,980)
        Accrued charges                                                                   741,678               923
        Notes payable                                                                    (586,031)         (240,110)
        Deferred revenue                                                                 (106,712)          (13,057)
                                                                                       ----------       -----------
Net Cash Provided by Operating Activities                                              $  677,502       $ 2,177,650
====================================================================================================================
Investing Activities:

    Proceeds from sale of land, building and equipment                                 $3,662,766       $         0
  Due from affiliates                                                                    (177,759)       (1,465,053)
  Capital expenditures                                                                   (177,014)         (465,580)

    Increase in note receivable                                                                 0          (400,000)
                                                                                       ----------       -----------
Net Cash Provided by (Used in) Investing Activities                                    $3,307,993       $(2,330,633)
====================================================================================================================
Financing Activities:

    Proceeds from borrowings                                                                    0         1,847,699
  Principal payments on borrowings                                                     (1,152,664)       (1,701,383)

    Proceeds from sale of stock subscriptions                                                   0            60,000
                                                                                       ----------       -----------
Net Cash (Used in) Provided by Financing Activities                                    (1,152,664)          206,316
====================================================================================================================
Net increase in cash and cash equivalents                                               2,832,831            53,333
Cash and cash equivalents, beginning of period                                            105,075           109,517
                                                                                       ----------       -----------
Cash and cash equivalents, end of period                                               $2,937,906       $   162,850
====================================================================================================================

                      ALFORD REFRIGERATED WAREHOUSES, INC.

                   Notes to Consolidated Financial Statements
                                   (unaudited)

1. The accompanying consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not contain all of the information and footnotes required by generally accepted accounting principles for year end financial statements. It is the opinion of management that all adjustments and eliminations (consisting only of normal, recurring entries) necessary for a fair presentation of financial position as at September 30, 2000 and the results of operations for the period then ended have been included. The results of operations for any interim period are not necessarily indicative of results for the full year. These consolidated financial statements should be read in conjunction with the financial statements and accompanying notes, for the year ended December 31, 1999, contained in the Company's Form 10-KSB as filed with the Securities and Exchange Commission.

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

       Unless otherwise noted, all dollar amounts are rounded to the nearest dollar. Reference to 2000 and 1999 are to the nine months ended September 30 of each year.

Nine Months Ended September 30, 2000, Compared to Nine Months Ended September 30, 1999:

Revenues

       Total revenues for 2000 were $9,988,992, a decrease of $1,652,040, or 14.2%, compared to revenues of $11,641,032 for 1999. This decrease in revenues is due primarily to the sale of the La Porte facility on June 1, 2000. In addition revenues at the Fort Worth and Richardson facilities were lower than 1999 since the Company was negotiating a long term lease for each facility. During this time the Company did not accept any new public warehousing business, in order that the space would be available for the prospective tenants.

       The Company recorded net income of $1,615,997, or $.21 per share for 2000, as compared to a net income of $673,521, or $.09 per share for 1999. This increase in net income is due to the gain on the sale of the La Porte facility.

Operating Costs

       Operating costs decreased by $62,005, or less than 1% from 1999 to 2000. This overall decrease is generally made up of the net of the following:

   - Wages and benefits increased by $21,871, due to an increase of $156,833 at the Cadiz facility and an increase of $130,565 at the Richardson facility. These increases were offset by a decrease at the Fort Worth facility of $57,168 and effect of the sale of the La Porte facility on June 1, 2000.

   - Utilities increased by $42,568, or 2.6% which is attributable to an increase at the Cadiz facility of $111,731 offset by the effect of the sale of the La Porte facility.

   - Insurance increased by $45,458, or 22.2% primarily due to the increase on the renewal of the property insurance, which resulted from bad claims experience in 1999.

   - Property taxes decreased by $46,722, or 11.0% which is attributable to the sale of the La Porte facility.

   - Pallet expense decreased by $124,303, or 369.3% which is attributable to several large carriers' accounts being offset against freight costs owed by the Company.

   - The remaining increases in operating costs are immaterial and are offset by similar immaterial decreases.

General and Administrative Expenses

       General and administrative expenses decreased by $89,096, or 12.3%. This decrease was due primarily to a decrease in professional fees of $125,521, offset by increases in other general and administrative expenses which on an individual basis are not material. The 1999 professional fees were associated with public company reporting requirements and an increase in computer software costs of $44,210 associated with becoming Y2K compliant.

Depreciation, Amortization, Rent and Interest

       Depreciation expense increased in 2000 to $660,941 from $645,666 in 1999. This increase is due primarily to the effect of depreciation on assets acquired in 1999 which included the Fort Worth facility acquired in May 1999. The increase in depreciation expense is offset by only five months of depreciation on the assets associated with the La Porte facility. Rent expense decreased by $180,356, or 28.6% from 1999 to 2000. This decrease was primarily due to purchasing the Fort Worth facility in May 1999, which was previously leased. Interest expense was $1,195,456 in 2000, as compared to $1,137,887 in 1999. The increase of $57,569, or 5.1% is attributed primarily to an increase in the interest on the mortgage in Fort Worth of $100,225, offset by only five months of interest on La Porte in 2000.

Income Tax Expense or Benefit

       Income tax expense includes the current federal tax expense and the effect of deferred taxes related primarily to the difference between book and tax depreciation on property, plant and equipment. For the nine months ended September 30, 2000 and September 30, 1999, the Company recorded income tax expense of $833,000 and $346,965, respectively. The change from 1999 to 2000 is due primarily to tax expense related to the sale of the La Porte facility.

       The Company establishes valuation allowances when necessary, in accordance with the provisions of SFAS 109, "Accounting for Income Taxes", to reduce deferred tax assets to the amount expected to be realized. Based upon future income projections, the Company expects to realize the net asset.

Liquidity and Capital Resources:

       At September 30, 2000, the Company's working capital ratio was 0.7 to 1 as compared to 0.8 to 1 at December 31, 1999. The working capital ratio decreased primarily due to the reclassification of the line of credit of $1,112,248 and the long term portion of the Fort Worth mortgage of $1,773,324 to current liabilities. In addition there was a decrease in accounts receivable of $420,711, an increase in accounts payable of $469,724 and an increase in accrued charges of $703,780. These factors are offset by increases in cash and cash equivalents of $2,832,831, associated with the proceeds on the sale of the La Porte facility, an increase in prepaid expense of $126,960, a decrease in property taxes payable of $250,323, a decrease in notes payable of $101,455 and a decrease in the current maturities of the remaining long-term debt of $191,940. The decrease in accounts receivable, property taxes payable and current maturities of long-term debt and the increase in accrued charges are primarily related to the sale of the La Porte facility.

       Net cash provided by operating activities for 2000 totaled $677,502 as compared to $2,177,650 for the nine months ended 1999. The decrease in net cash provided by operating activities is comprised of the following factors: there was a net loss prior to income taxes and the gain on sale of land, building and equipment of $372,941 in 2000 as compared to net income of $1,020,486 in 1999; accounts receivable decreased $427,020 in 2000 as compared to a decrease of $454,629 in 1999; deposits and escrows decreased $78,266 in 2000 as compared to a decrease of $156,097 in 1999; accounts payable increased $445,878 in 2000 as compared to an increase of $469,776 in 1999; property taxes payable decreased $174,847 in 2000 as compared to a decrease of $136,980 in 1999; notes payable decreased $586,031 in 2000 as compared to a decrease of $240,110 in 1999 and deferred revenue decreased $106,712 in 2000 as compared to a decrease of $13,057 in 1999. The reduced cash provided by or used by these activities was partially offset by no deferred income taxes in 2000, compared to $326,555 in 1999; prepaid expenses increased $356,502 in 2000 as compared to $144,129 in 1999; other assets increased $47,255 in 2000 as compared to a decrease of $296,999 in 1999 and accrued charges increased $741,678 in 2000 as compared to an increase of $923 in 1999.

       Net cash provided by investing activities was $3,307,993 in 2000 as compared to net cash used in investing activities of $2,330,633 in 1999. Capital expenditures for 2000 were $177,014, compared to $465,580 for 1999. The Company made advances to Castor Capital Corporation, the majority shareholder, of $177,759 in 2000 as compared to $1,465,053 in 1999. These uses of cash in investing activities were offset by the proceeds provided by the sale of the La Porte facility and other equipment of $3,662,766.

       The Company has a line of credit which provides up to $2,500,000, of which the company had borrowed $910,000 at September 30, 2000. In addition to the line of credit the Company had an unfunded overdraft in the amount of $202,248, which is grouped for financial statement presentation with the line of credit. The borrowing base on the line of credit fluctuates based on reports submitted by the Company to the lender on an a monthly basis. The line of credit which had been expected to be renewed by the lender became due on September 1, 2000. The Company has until November 13, 2000 to repay the line of credit. The lender also provided the mortgage associated with the purchase of the Fort Worth facility in May 1999. The line of credit and the mortgage are cross collateralized and the lender has requested repayment of the mortgage by December 12, 2000. As of the date of this report the Company is currently negotiating with another lender and expects to refinance both the line of credit and the mortgage. Under the proposed terms being negotiated with the lender, these items will be classified under long-term liabilities.

       Net cash used in financing activities for 2000 totaled $1,152,664 as compared to net cash provided of $206,316 in 1999. The Company paid $254,406 on the line of credit in 2000 as compared to $252,301 in 1999. The cash used to make principal payments on the Company's long term debt was $898,258 in 2000 as compared to principal payments on long term debt of $1,701,383 in 1999. The Company had cash provided from borrowings of $2,100,000 and the sale of shares of $60,000 in 1999.

       The Company filed a Form SB-2 registration statement to register 3,900,000 shares of the Company's common stock. Of the total shares registered, 1,000,000 shares were to be offered for sale by the Company on a best efforts basis at a price of $4.50 per share, 2,500,000 shares were shares owned by Castor Capital Corporation, the majority shareholder, and remaining 400,000 shares were those issued in connection with the purchase of the Fort Worth facility. The Company had sold a total of 140,000 shares as of September 30, 2000. Castor Capital Corporation had sold 490,000 shares as of September 30,
2000. Castor held 79.0% of the Company's outstanding common stock as of September 30, 2000.

       The Company guaranteed a certain obligation of its parent, Castor, this obligation totaled $1,912,500 at September 30, 2000. The Company believes that the collateral pledged by its parent is adequate to cover the debt in case of a default and has not recorded a liability in the financial statements related to this guarantee.

       The Company believes that cash flow from operations will be adequate to fund the Company's capital requirements.

       The Company had executed an "Exclusive Option Contract" for the purchase of the Richardson facility for $6,000,000. The option period expired on February 22, 2000, however the Company had signed an extension to the option period to July 31, 2000. At the date of this report the Company had not been able to finalize financing arrangements with a lender and the option period has expired.

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

       The Company signed a contract of sale on September 22, 2000 with a prospective purchaser for the Cadiz facility for $20,000,000. The purchaser has a due diligence period of ninety days. The closing date is currently set for December 29, 2000.

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


           Exhibit 27.1    Financial Data Schedule.

   Reports on Form 8-K

            None.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the issuer has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                           ALFORD REFRIGERATED WAREHOUSES, INC.




                           By:  /s/ James C. Williams
                                ------------------------------------------------
                                James C. Williams, Chief Financial Officer,
                                Secretary, Treasurer and Director



November 14, 2000